Form 10-K
period 2025-12-31
Public Policy Holding Company, Inc.
filed 2026-03-31
CIK 1903508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-K
_________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-43077
_________________________
Public Policy Holding Company, Inc.
(Exact name of registrant as specified in its charter)
_________________________

Delaware	87-3557229
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

800 North Capitol Street NW, Washington, DC	20002
(Address of principal executive offices)	(Zip Code)
(202) 688-0020
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	PPHC	NASDAQ

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the eﬀectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒
The aggregate market value of the common stock of the registrant held by non-affiliates as of January 29, 2026 was approximately $300,533,415.The registrant has elected to use January 29, 2026 as the calculation date because on June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter) there was no established US public market for the registrant’s common stock.

As of March 24, 2026, Public Policy Holding Company, Inc. had 28,928,777 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this report to the extent described therein.

PART I
Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. You can identify these statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “project,” “target,” “estimate,” “intend,” “continue” or “believe” or the negatives of, or other variations of, these terms or comparable terminology. These forward-looking statements include, but are not limited to, statements regarding: our core strategy; our ability to improve our content offerings and service; our future financial performance, including expectations regarding revenues, deferred revenue, operating income and margin, net income, expenses, and profitability; liquidity, including the sufficiency of our capital resources, cash requirements; net cash provided by (used in) operating activities, access to financing sources, and free cash flows; capital allocation strategies, including any stock repurchases or repurchase programs; stock price volatility; impact of foreign exchange rate fluctuations; impact of interest rate fluctuations; adequacy of existing facilities; future regulatory changes and their impact on our business; intellectual property; cybersecurity; price changes and testing; artificial intelligence (“AI”); acquisitions; actions by competitors; dividends; future contractual obligations, including unknown content obligations and timing of payments; our global content and marketing investments; tax expense; unrecognized tax benefits; deferred tax assets; tax deposits; resolutions of disputes and other proceedings; our ability to effectively manage change and growth; our company culture; and our ability to attract and retain qualified employees and key personnel. These forward-looking statements are subject to risks and uncertainties that could cause actual results and events to differ. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included throughout this filing and particularly in Item 1A: “Risk Factors” section set forth in this Annual Report on Form 10-K. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to revise or publicly release any revision to any such forward-looking statement, except as may otherwise be required by law.

ITEM 1.     BUSINESS
Overview
Our mission is to be the preeminent provider of global strategic communications by uniting a diverse group of leading government relations, corporate communications and public affairs specialists around the world for the collective success of our clients, employees, and shareholders.
Founded by veteran advisors with decades of experience in Washington, D.C.’s public policy and government relations landscape, we have grown and diversified our global communications advisory business through targeted acquisitions and organic growth. We designed our business to address the growing complexity and costs facing major corporate and non-profit entities in managing increasingly intricate and interdependent public policy and reputational challenges, and we now help more than 1,400 clients around the world navigate today’s complex mosaic of stakeholders across the full spectrum of corporate affairs. Our clients include nearly half of the Fortune 100.
Across our growing portfolio, our specialized firms offer global strategic communications services, including government relations, corporate communications, public affairs, research, crisis management, financial communications and investor relations, and creative communications delivery. We are active in all major sectors of the economy, including healthcare and pharmaceuticals, asset management and financial services, energy, technology, telecoms and transportation. Our diverse and complementary services help clients enhance, fortify and defend their reputations, advance corporate strategy, manage regulatory risk and opportunities, and maintain productive, ongoing engagement with their most important stakeholders including federal- and state-level policy makers, investors, employees, customers, the media, and the general public. We do this in multiple jurisdictions and with our diverse and complementary capabilities.
Our business comprises of three reporting segments—Government Relations Consulting, Corporate Communications & Public Affairs Consulting and Compliance and Insights Services—corresponding to the different types of strategic communications services our member companies provide to our clients:
Government Relations Consulting services (which are also commonly referred to as “lobbying”) include advocacy, strategic guidance, political intelligence and issue monitoring at the US federal and state levels and in the United Kingdom through our offices in London;
Corporate Communications & Public Affairs Consulting services include crisis communications, financial communications and investor relations, litigation support, community relations, social and digital media, public opinion research, branding and messaging, and relationship marketing, across the United States and internationally through our offices in London, Shanghai, Abu Dhabi, and Dubai; and
Compliance and Insights Services include lobbying compliance services and legislative tracking.
Importantly, as distinct from legacy branded competitors in our industry who have sought to be all-in-one providers of strategic communications services to their clients, we deliver complementary strategic communications services through stand-alone firms. Each of our firms is recognized for excellence in its respective area of expertise, and is incentivized to collaborate and to partner with each of our other firms while maintaining a strong focus on its specialized services. Our business model allows us to deliver both the scale and reach of those all-in-one providers and also the higher standards of quality, service, creativity, and nimbleness that traditionally have been the domain of smaller boutiques. We seek to eliminate for clients the traditional trade-off between scale and quality, and our growth demonstrates that our business model is well-suited to the needs and preferences of modern clients.
Since our inception in 2014, we have acquired and integrated numerous businesses specializing in key facets of the global strategic communications market. Under our holding company, we now operate as 12 member companies in the United States and the United Kingdom, with expanding reach into Europe and parts of Asia and the Middle East. Our 12 member companies (together with PPHC, the “Company”) include Crossroads Strategies, LLC (“Crossroads”), Forbes Tate Partners LLC (“Forbes Tate”), Blue Engine Message & Media, LLC (doing business as Seven Letter) (“Seven Letter”), O’Neill & Partners, LLC (doing business as O’Neill & Associates) (“O’Neill”), Alpine Group Partners, LLC (“Alpine”), KP Public Affairs LLC (“KP”), MultiState Associates, LLC (“MultiState”), Concordant LLC (“Concordant”), Lucas Public Affairs, LLC (“Lucas”), Pagefield Communications Limited (“Pagefield”),TrailRunner International, LLC (“TrailRunner”), and Pine Cove Strategies, LLC (“Pine Cove”).
We announced the earnings-accretive acquisition of Texas-based TrailRunner for initial consideration of $33.0 million plus potential earnout payments in January 2025. Closing occurred on April 1, 2025. TrailRunner is a Texas headquartered global strategic communications advisory firm that operates with a global team across offices in Texas, New York,

Nashville, and Northern California, London, Shanghai, Abu Dhabi, and Dubai. We announced the earnings-accretive acquisition of Pine Cove for initial consideration of $3.0 million in July 2025 plus potential earnout payments. Pine Cove is a strategic consulting firm that serves as a long-term partner to clients ranging from start-ups to established businesses and Fortune 100 companies. It advises and supports clients in navigating regulatory and complex business challenges.
We operate in large, growing markets. We estimate that our total addressable market (“TAM”) in 2024 was in excess of $20.0 billion, comprising $4.4 billion of disclosed federal lobbying expenditure, an estimated $2.2 billion of partially disclosed total US state-based lobbying expenditure, an estimated $5.6 billion of global public affairs spend, and an estimated $8.4 billion global corporate communications spend. The latter, which covers corporate, crisis, and financial communications, became a larger part of our offering with the 2025 acquisition of TrailRunner.
As a company designed by and for the operators of advisory businesses, we optimize corporate strategy, cross-selling, and referral opportunities for our portfolio companies through proactive and collaborative engagement both firm-to-firm and at the holding company level. We provide our companies with a scalable platform for growth, providing uniform and efficient financial infrastructure, legal services, human resources, compliance and administration at the parent company level. We incentivize cross-company selling, talent referral and retention opportunities to sustain our world-class talent, and we reduce the overall incidence of client or sector conflicts by incentivizing our member companies to refer potential clients to other member companies or individual employees who are unconflicted and available to engage. These signature operator-friendly aspects of the business have enabled PPHC to successfully acquire firms that are among the very best in their fields, to retain and attract great talent in those firms, and to drive strong organic growth across the platform.
We have grown our geographical reach and practice capabilities to provide clients a full range of services through multiple member companies. Our evolution to date is the result of a careful and methodical strategy to build a unique service platform to simplify and more effectively address global client needs and opportunities in an increasingly fragmented and fast-moving environment where business, government, and public perception converge. This growth strategy is predicated on adding both geographic reach and a broad set of capabilities to help clients anticipate the expectations of key stakeholders and then drive stakeholder engagement and alignment.
Building on the globalization of public policy and reputation challenges, our founders and many of our senior managers operate in Washington, D.C., and have past careers and/or close professional ties to the US executive branch, Congress and regulatory authorities developed over more than 30 years. Other leaders operate principally at the state or regional level, drawing on decades of experience, deep community ties and relationships with key stakeholders in key markets, including Sacramento, Dallas-Fort Worth, Austin and New York. With the acquisitions of Pagefield in June 2024 and TrailRunner in April 2025, we have expanded our operations to other key US markets as well as to London, Shanghai, Abu Dhabi and Dubai, giving us truly global reach in key financial centers. We continue to look for opportunities to broaden the geographic scope of our services both domestically and abroad.
As of December 31, 2025, we had approximately 1,400 active client relationships, of which 613 contributed $100,000 or more in annual revenue, with no single client representing more than 2.1% of overall revenue, reflecting relatively low client concentration risk. We have a track record of high client retention, with an average annual client renewal rate of approximately 77.4% and an average revenue retention of 85.5% between 2020 to 2025.
For the year ended December 31, 2025, we incurred a $(39.0) million net loss, and generated $45.4 million of Adjusted Earnings before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA"). The primary difference between our generally accepted accounting principles in the United States ("US GAAP" or "GAAP") net loss and our non-GAAP Adjusted EBITDA was a non-cash share-based accounting charge relating to our 2021 shares of $29.6 million prior to our UK listing on the Alternative Investment Market ("AIM"), a submarket of the London Stock Exchange (the "UK IPO"). Other adjustments comprise acquisition-related expenditures (mergers & acquisition expenses, post-combination compensation expense, changes in fair value of contingent consideration, gain on bargain purchase price, and impairment charge) as well as long-term incentive programs charges, interest, tax, depreciation and amortization.
For a discussion of our use of non-GAAP measures, and a reconciliation to the most directly comparable GAAP measures, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures,” below.

The table below presents select key financial performance measures since 2018:

	2018	2019	2020	2021	2022	2023	2024	2025	CAGR 2018-2025
Revenue ($m)	33.8	55.5	77.4	99.3	108.8	135.0	149.6	186.5	27.6%
Revenue growth (period-over-period)	28.0%	64.2%	39.5%	28.3%	9.6%	24.1%	10.8%	24.7%
Organic Revenue Growth (period-over-period)	25.3%	32.5%	8.3%	24.4%	6.7%	2.0%	2.7%	6.2%
Net loss ($m)					(15.0)	(14.2)	(24.0)	(39.0)
Adjusted EBITDA ($m)(1)					31.5	35.4	38.6	45.4
Net loss margin					(13.8)%	(10.6)%	(16.0)%	(20.9)%
Adjusted EBITDA margin					29.0%	26.2%	25.8%	24.3%
Top 10 clients as % of total revenue	25.9%	17.9%	12.3%	14.7%	11.0%	10.8%	8.7%	9.2%
__________________
(1)The Company has presented Adjusted EBITDA from 2022 onwards only as prior to 2022 the Company was formed as a partnership with profits being distributed to the partners.

Corporate History
We were founded in 2014 to create a company to bring together firms focused on strategic communications and government relations to address the complexity and costs facing corporate and non-profit entities in managing increasingly complicated and interdependent public policy and reputational challenges. The founders—a group of experienced federal government relations professionals and communications practitioners—believed that such a group would be capable of achieving higher revenue and profit margins in a highly fragmented and specialized industry through wider geographic reach and larger scale service capabilities. Our founders recognized the continuing increase in both corporate and non-profit spending on strategic consulting, including government relations and public affairs, and sought to benefit from this increase by integrating premium services, deep issue and policy expertise, and the geographic reach necessary to provide clients with a full suite of critical stakeholder solutions.
Drawing on prior experience at WPP plc and other advertising and public relations (“PR”) companies, the founders established a series of independently branded and managed vertical operating subsidiaries for better client management, conflict management, and talent retention, while achieving financial and operational synergies, savings and scalability within the Company group.
In 2021, our Common Stock was listed on the AIM of the London Stock Exchange, under the symbol “PPHC.L,” where it remains listed.
In 2026, our Common Stock was listed on the Nasdaq Global Market, under the symbol “PPHC,” where it remains listed.
Key developments in our history are outlined below:

Service Expansion /Acquisition	Date	Rationale

Founding firms Crossroads and Forbes Tate combine to create PPHC-LLC	July 2014	The combination of the two businesses to create PPHC-LLC

Forbes Tate expands into public affairs with senior hires	July 2014	Forbes Tate begins organic buildout of a complementary public affairs component through talent acquisition, initially concentrating on social media conversation management

JDA Frontline	July 2015	JDA Frontline joined PPHC as its first public affairs and wider strategic communications business

Capitol Strategies	December 2016	Crossroads merged with Capitol Strategies to expand advocacy capabilities on behalf of clients across the political spectrum

Blue Engine Message and Media	November 2018	Blue Engine Message and Media merges with JDA Frontline to later rebrand as Seven Letter, expanding PPHC’s Washington based public affairs, data research and media management capabilities

Forbes Tate adds polling and message testing capability with senior hires	February 2019	Forbes Tate continues the expansion of its public affairs component by adding polling and message testing capabilities

O’Neill	February 2019	O’Neill was acquired by PPHC to expand into state lobbying and public affairs

Formation of Seven Letter Labs	October 2019	Seven Letter expanded its digital media buying capabilities with the formation of Seven Letter Labs

Alpine	January 2020	Alpine joins PPHC, ultimately giving the Company three of the top twenty federal advocacy firms (out of a universe of over 2,000 federally registered lobbying firms)

Former Senate Majority Leader Trent Lott and Senator John Breaux’s lobbying practice	June 2020	Former Senate Majority Leader Trent Lott and Senator John Breaux joined their lobbying practice with Crossroads, further developing its credentials

Alpine Advisors is formed with the addition of former U. S. House Commerce Chairman Greg Walden	February 2021	Former Chairman Greg Walden joined the Company to broaden our capabilities through strategic advisory and consulting services

KP	October 2022	Expanded our platform to California with the acquisition of KP, a leading California, government relations and PR firm

MultiState	March 2023	Acquired MultiState, one of the largest state and local government relations specialists, with a network in all 50 US states and a comprehensive set of compliance, policy tracking and research capabilities

LPA	May 2024	Consolidated our market position in California and increased our expertise in critical sectors including technology, green energy, and healthcare, with the acquisition of LPA, one of California's largest state and local government relations specialists

Pagefield	June 2024	Established foothold outside of the US with the acquisition of Pagefield, a UK-based strategic communications firm headquartered in London

TrailRunner	April 2025	Acquired TrailRunner, a Texas-based global communications advisory firm with additional US offices in New York, Northern California, and Nashville and international offices in Abu Dhabi, Dubai, London, and Shanghai, enhancing our capabilities in corporate affairs, financial communications, crisis communications, litigation communications and reputation management

Pine Cove	August 2025	Acquired Pine Cove, a Texas-based strategic consulting firm led by Commissioner George P. Bush, adding a Texas state government relations practice. This addition expanded our presence in the strategically important state to include Austin, TX.

Our Strengths
We offer integrated strategic communications and deep issue expertise across all major sectors of the economy.
Our multi-disciplinary advisory services cater to a diverse client base looking to navigate the rapidly evolving stakeholder dynamics across the full spectrum of government relations, corporate communications and public affairs. We have grown and expanded from our initial focus on US federal lobbying to meet clients’ growing needs for corporate communications, public affairs, research, and digital communications to support blue-chip brands looking for a more holistic approach to public affairs and stakeholder management. Through recent acquisitions, we have grown our service offering to encompass state-level government relations in a number of key jurisdictions, and achieved global reach with offices in the UK, Dubai, Abu Dhabi and Shanghai, allowing us to offer clients a truly global platform.
Through successful M&A and organic development within the member companies, we have also expanded our capabilities in our Corporate Communications & Public Affairs Consulting and Compliance and Insights Services segments, and offer clients a wider range of services in strategic research, media management, compliance management and legislative monitoring.
We have diversified revenue sources from a blue-chip client base, with a high client retention rate, increasing the predictability of our revenues and cash flows.
We have an active, growing client base of more than 1,400 corporates (including nearly half of the Fortune 100), trade associations and non-governmental organizations in all major sectors of the US and global economy, including healthcare and pharmaceuticals, financial services, energy, technology, telecom and transportation. Most client work is retainer-based, in 2025 representing more than 91% of our client revenue, and as retainers are billed in advance of services, there is little hourly billing. We also benefit from long-term customer relationships, with a Company-wide average annual revenue renewal rate of 86% over the period 2020 to 2025. In the year ended December 31, 2025, 613 client relationships generated revenues equal to or in excess of $100,000, demonstrating the significant depth and scope of our relationships with some of our largest clients. Given the relatively low asset intensity and capex of our business model, combined with historically low debtor issues, our strong revenue visibility and margin profile feed directly into attractive predictability of cash flows.
We have built an enviable position in a complex market, grounded in broad expertise and trusted by stakeholders across the political spectrum.
Our deep networks and relationships with figures from across the political spectrum at the federal and state levels in the US and in the UK position PPHC to benefit from continued regulatory and technological disruption, which is expected to positively affect the growth and expansion of the strategic communications market. We are positively situated for acquisitive growth and performance enhancements of our acquired businesses with our established process for sourcing, negotiating and integrating quality, founder-led, small and mid-sized firms.
The markets for our original core services, federal and state government relations, are large, fragmented and growing, creating opportunities for us to grow our revenues and seize market share. Further expansion into strategic communications services, including media management and research, represent much larger potential markets for growth.
According to US federal government reporting, in 2025, three of our bipartisan member companies ranked among the top 25 federal lobbying firms in the US, with combined disclosed lobbying revenue of approximately $76.1, representing growth of approximately 8.5% over 2024. Yet we still only captured approximately 1.5% of the more than $5.0 billion in federal lobbying expenditure in 2025. Our scale and the relatively fragmented nature of this market suggest there is significant runway for us to continue to grow our core business, both organically and through strategic acquisitions. US federal lobbying expenditure saw record growth of approximately 14% in 2025, driven by significant changes to federal policies and spending priorities and considerable political polarization, a trend which seems likely to continue.
In addition, the US state lobbying market, estimated to represent more than $2.2 billion in spending, also presents opportunities, with state regulatory agendas having a major impact on our clients and, as in the case of California, sometimes acting as the national standard setter in various regulatory areas. We have made significant inroads to certain key states, including California, Texas and Massachusetts, through our acquisitions of O’Neill, LPA, MultiState, KP and Pine Cove, but believe there are further opportunities to expand in key states such as New York and Florida.
We have also grown our practice capabilities to provide clients a broad range of services, including corporate communications and public affairs. We estimate that global public affairs spend was approximately $5.6 billion in 2025, with global corporate communications spend at approximately $8.4 billion. The latter, which covers corporate, crisis, and financial communications, became a larger part of our offering with the 2025 acquisition of TrailRunner.
We have a proven track record of successful strategic acquisitions and integration.
From January 1, 2018, to December 31, 2025, we achieved revenue growth of 27.6% CAGR, with organic revenue growth of 15.0% CAGR over the same period. Expanding from our early member companies—Forbes Tate, Alpine Group and Crossroad Strategies, which have been ranked consistently in the top 20 federal lobbying firms since their inception and maintain a high market share despite a highly fragmented market—we have successfully integrated numerous member companies since 2021. While retaining their distinctive company cultures and operating-level management, newly acquired companies benefit from top-line synergies, driven by complementary service lines and geographic collaboration with our other member companies, and cost synergies driven by adoption of certain back-office tasks as well as procurement in certain areas by our central team.
Member company employees also benefit from the ability to receive equity in the Company through the incentive plan (the "Omnibus Incentive Plan"), as well as broader career progression and personal development opportunities as part of a growing, publicly listed and international group. The positive results of this approach are illustrated in the post-acquisition performance of some of our key member companies.
Our typical acquisition structure involves paying an upfront consideration amount in combination with multiple earnout payments over a longer period and which only materialize if the acquired company grows profit following acquisition by us. Consideration typically involves a mix of cash and shares, and a significant portion of the deferred consideration is conditional upon continued employment by the relevant sellers, typically for around 7-9 years (including earnout period and vesting tail). The benefits of deploying earnouts and payments in shares include risk mitigation, since the price we pay is ultimately based on future results. This approach also has the potential to limit the dilutive effect of larger acquisitions, since under our acquisition agreements the number of shares issued as earnout consideration is typically determined by reference to our future share price at the time of the earnout payment (rather than the share price at the time of the acquisition). As a result of the valuations applied, acquisitions typically generate profits over the earnout period equivalent to approximately 60-80% of the acquisition price paid (and ~80%-100% of cash paid), the precise number being dependent on profit growth realized during the earnout period and the valuation multiples applied. In addition, if an acquired company only has a small number of owner/sellers, we typically require that part of the earnout payments will be allocated to next-generation management. Overall, this acquisition approach results in a situation where sellers and next-generation management become “owners” of PPHC and have a vested interest in our success.
Our acquisition strategy is focused on enhancing our capabilities, establishing new verticals within new geographies, new related offerings and managing conflicts across the client portfolio. We intend to target complementary companies and talent groups that (1) have best-in-class ethical and compliance standards, (2) can grow our market share and diversification, (3) have an attractive financial profile, and are accretive and value-additive, helping us to maintain group-wide margins and (4) offer long-term business benefits and opportunities to capitalize on economies of scale by leveraging each member company’s management, clients, brand and goodwill.
Our operating model is efficient and, we believe, attractive to potential acquisition targets.
Our operating model, to date, is to allow member companies and their management teams to continue to operate with appropriate strategic discretion within the parent company model. This paradigm allows the existing founders and managers to continue to run their companies, while receiving financial and operational infrastructure and support, clear reporting and financial management targets and other professional support. We believe this model achieves operational economies of scale and liberates founders and managers to place even greater focus on their clients’ needs and opportunities, improving both the quality of their services and their bottom line. While certain of our member companies compete in the same markets, each member company brings to the table a different experience, expertise and relationship profile for clients to choose from, increasing the likelihood that we as a group will win new work.
Having established a client relationship, member companies may then find opportunities and are financially incentivized to cross-refer the client to other member companies with complementary capabilities and industry focuses in response to client needs, increasing the aggregate basket of services contracted to us. By maintaining operationally distinct member companies subject to strict client matter screens to protect client confidential information, we are also able to effectively manage potential conflicts within the Company, such that one member company is often able to work on a matter that would present conflicts for another member company, further enhancing our market coverage. Indeed, maintaining and reinforcing our robust conflicts procedures remains a key focus for us as the business grows, reflected in our recent hiring of a chief client officer responsible for conflicts management.

We believe our status as a publicly traded company increases our attractiveness to both potential employees and acquisition targets, supporting the hiring and retention of top talent and further growth through strategic acquisitions with share-based incentives.
In addition to our attractive operating model, we believe our being quoted on AIM, and our recent US listing on Nasdaq, increases our attractiveness to both potential employees and acquisition targets by providing a high degree of transparency with regard to corporate governance, financial performance and business development, and potentially supporting greater liquidity for our Common Stock, allowing us to use our Common Stock as an attractive form of consideration for potential acquisitions and compensation for employees. We believe this step will help support the continued growth of our business through strategic acquisitions and the hiring and retention of market leading consultants.
We have highly experienced, entrepreneurial management teams.
Our management teams bring decades of operational expertise across multiple sectors and with a wide range of capabilities, along with significant experience and track records in scaling services businesses.
We maintain high ethical and compliance standards.
Lobbying is a highly regulated industry and robust compliance systems and procedures are essential to continuing and growing our business. Success in our industry also depends to a high degree on relationships of trust, the avoidance of real or perceived conflicts and maintaining a reputation for high ethical standards. We are committed to high ethical and compliance standards, with detailed due diligence on any target to ensure its compliance and ethical standards align with the existing member companies within the Company.
Our Strategy for the Future
Continue to leverage the benefits of our diversified service offering and client base and realize scale benefits on behalf of all of our acquired companies.
Our Government Relations Consulting revenue (including our federal and state lobbying activities) represented approximately 58% of our total revenue for 2025. This revenue has proven to be highly resilient to economic and political cycles, through which we have continued to be retained by the most senior of corporate leaders, and serves as a great basis for the growth of other, related offerings. Our strategy is to maintain this core offering, which provides a very high degree of client retention (with an average annual client renewal rate of approximately 77% and an average revenue retention of 86% between 2020 to 2025) and strategic differentiation, while also growing related high-margin corporate communications and advisory capabilities. We believe the growing scale and reach of our platform creates opportunities for cross-selling services and integrated project management across geographies and service offerings, allowing us to meet a broader range of client needs. To facilitate this end, we intend to work with our employees to enhance collaboration across member companies and to focus on growing our group-wide data analysis and use of research tools, including AI, via continued investment in policy advisory and digital capabilities, talent acquisition, and employee training and certifications.
We also expect to continue to leverage our expanded scope of services at the US state and international levels. In recent years, we have dramatically expanded our capabilities at state and local government levels through the acquisitions of KP, LPA, MultiState and Pine Cove, as well as extending our reach internationally into the UK and Asia through the acquisitions of Pagefield and TrailRunner.
Expand our geographic reach and depth and breadth of expertise through strategic acquisitions.
We believe that the key to our future growth and ongoing success is through the combination of an organic and acquisitive growth strategy. An important component of our strategy is to continue to selectively acquire companies within and adjacent to the strategic communications and public policy markets to complement the services of existing member companies, either as additional stand-alone practices or by integrating new talent and capabilities within existing operations. This will also enable us to further enhance organic growth through a mixture of cross-selling, upselling and securing new clients to whom we can provide an increasingly broad offering.
We have a structured, effective process for identifying, negotiating and integrating member companies, and believe there is a large universe of value-creating inorganic acquisition opportunities across the various geographies and service capabilities of the Company. We typically have at least 50 potential targets at various stages of review at any point in time, and plan to target acquisitions in the following service areas:

•State-based and international public policy lobbying and advisory services: We continually evaluate potential acquisition targets in lobbying and additional advisory sectors that are highly ranked within key US state capitals, as well as select international markets that have experienced increased public policy activity by corporates due to the rise of regulations on key industries, increased disclosure requirements for government relations and geographic concentration of key industries.
•Reputation, financial, crisis and litigation communications: We are actively identifying potential targets that specialize in C-suite issues, such as headline-leading moments of reputational crisis, market-defining financial transactions and major litigation. These targets range from small specialist practices to mid-sized operating agencies.
•Digital and data analytics services and products: We are actively identifying potential targets that specialize in digital communications and advanced data analytics and expertise to identify, reach and engage with public policy and economic stakeholders and their targeted constituencies. These commercial specializations, some of which are already offered within certain member companies, are rapidly evolving, increasing their effectiveness and raising clients’ expectations.
Historically, we have completed acquisitions through a combination of newly issued equity and cash, with a greater proportion of equity consideration typically allocated to contingent payments than to upfront payments. The cash component has generally been financed, in part, through borrowings under existing credit facilities. Such transactions are commonly structured to include an initial payment at closing and one or more contingent payments based on the post-closing performance of the acquired business. We expect to finance and structure future acquisitions along similar lines.
Expand and upskill digital and data capabilities across the Company to increase productivity and out-deliver near-peers and direct competitors
Digital and data capabilities will continue to transform and disrupt the communications industry at all levels, and we intend to stay ahead of the disruption by investing in ongoing direct capabilities, technology platform partners and enterprise-wide delivery resources. Specifically, in our MultiState brand, we have developed original cloud-based compliance tools, licensed to clients, to aid their filings of federal and state lobbying disclosures and other required documentation. We have also deployed original/custom development to some monitoring, targeting, and stakeholder management solutions. Most of these custom developments are used to build efficiencies in the execution of campaigns and other programs for clients. However, we are increasingly building Company-wide digital resources to best leverage our scale and to effectively respond to our clients’ increasing need for integrated communications solutions.
We foresee opportunities to develop new, non-services-based products that would be based on our original intellectual property and ways of working. As technology and media innovation continues to disrupt traditional methods of public policy influence, digital products such as syndicated research reports, risk landscape assessments, subscription-based news and legislative monitoring services, and custom advertising targeting models for influence are all under active consideration.
Our Markets and Industry
We operate in the global strategic communications market. We believe that strategic communications are critically important for the firms that use these services, with purchase decisions typically made at the C-Suite and board levels.
We note that there is significant demand for senior communications and policy expertise by corporates, including registered US federal and state lobbying, international government relations, media and digital content strategy, research and other data services. As such, corporates frequently encounter a disconnected patchwork of internal communications functions and a disparate range of boutique advisors, independent lobbyists, image makers, media handlers and local campaign operatives across federal, state, local and international jurisdictions. We believe that this inefficient solution and highly fragmented market persists, even for some of the largest corporations and coalitions, because the major communications agency networks and global management consultancies have, with few exceptions, failed to compete for and retain senior and experienced talent in these disciplines.
Today, we are focused on expanding our services and capabilities through organic growth and acquisitions, and we believe we are well positioned to benefit from the broadening needs of large, global clients who want and need integrated strategic communications solutions. The rise and evolution of digital and social media platforms have transformed consumer advertising, public relations, stakeholder management and the handling of issues and crises. We expect that corporate clients will continue to demand increased capabilities in the areas of content, media measurement and targeting, reach and data management to guide their advocacy strategies and minimize risks. We believe we are already well positioned in key areas of digital such as content production, influencer targeting and media activation, and will benefit from Company-wide investments in technology platforms and strategic partnerships in areas such as media buying and advanced data analytics.
The table below illustrates the range of services we can offer our clients to address the full scope of their strategic communications needs.
Government Relations
Government relations (or “lobbying”) services are aimed at influencing or gathering intelligence on actions, policies, or decisions of government officials and regulators. Lobbying provides access to government regulators and legislators that a single individual or entity may not otherwise achieve. Through grouping individuals’ goals together into a unified aim, companies providing lobbying services represent the interests of multiple organizations. In the US, the Lobbying Disclosure Act (“LDA”) is the primary source of regulation over individuals, corporations, and other entities seeking to influence the direction of policy by the legislative and executive branches of the federal government. The LDA is a disclosure statute that aims to promote transparency regarding the provision of lobbying services by firms and lobbying activities by in-house employees at corporations. State and local lobbying definitions and registration requirements vary from state to state by virtue of state law regulations. (For further information on the LDA and the regulation of the lobbying industry, see “—Governmental Regulation” below.)
Companies, labor unions, trade associations and other influential organizations spend billions of dollars each year to influence government policy and regulatory agencies at the federal, state and local levels. Individual and collective interest groups retain lobbying firms, have registered lobbyists working in-house, or often both.
The US federal lobbying market is large, with relatively stable growth, with federal top-line spend accounting for the majority of overall spending, at $5.0 billion and employing over 13,000 lobbyists. As shown in the graph below, US federal lobbying expenditure has grown at a CAGR of 4.8% since 1998.
Total Federal Lobbying Expenditure in the US since 1998
Source: Opensecrets.org.

The industry is also highly fragmented. As shown in the table below, according to OpenSecrets.org, the top 25 lobbying firms in the US in 2025 captured 18.3% of the total federal lobbying market.

Lobbying Firm	Total Income ($ in millions)
Ballard Partners	$88.1
Brownstein Hyatt et al	$73.8
BGR Group	$71.5
Akin Gump et al	$65.4
Cornerstone Government Affairs	$55.7
Holland & Knight	$54.9
Miller Strategies	$51.1
Invariant LLC	$47.2
Thorn Run Partners	$32.3
Cassidy & Assoc	$30.6
Crossroads Strategies (PPHC member company)	$28.3
Mehlman Consulting	$28.3
Continental Strategy	$27.4
Forbes Tate Partners (PPHC member company)	$26.4
Mercury	$25.4
Capitol Counsel	$25.4
S-3 Group	$24.2
Tiber Creek Group	$23.8
Squire Patton Boggs	$23.5
Strategic Marketing Innovations	$22.9
Checkmate Government Relations	$22.2
Alpine Group (PPHC member company)	$21.4
K&L Gates	$20.8
Van Scoyoc Assoc	$19.5
Mindset Advocacy	$18.3
__________________
Source: OpenSecrets
Segment Government Relations Consulting is reporting higher revenues than number stated in this table, because certain Government Relations Consulting revenues (e.g. State lobbying) not disclosed at the Federal LDA register
As illustrated in the table below, while there is significant overlap between government relations / lobbying and public affairs, lobbying represents a more specific focus in terms of the target audience and the stakeholders. Lobbying as an industry is predominantly focused on communicating with elected, appointed and career officials and their staff members in order to help manage policy outcomes.

Spending across the lobbying industry has been robust and is led by a number of national interest groups as well as corporations, with total spend in 2025 of over $5 billion. The top industries by total US federal lobbying expenditure in 2025 are listed below.

Total spend ($ in millions)
Pharmaceuticals/Health Products	$451.8
Electronics Mfg & Equip	$315.3
Securities & Investment	$194.7
Insurance	$172.2
Air Transport	$155.1
Hospitals/Nursing Homes	$152.9
Oil & Gas	$148.3
Business Associations	$145.0
Electric Utilities	$142.4
Health Services/HMOs	$142.0
Civil Servants/Public Officials	$140.9
Misc Manufacturing & Distributing	$140.3
Real Estate	$126.9
Education	$124.3
Internet	$114.6
Telecom Services	$113.9
Automotive	$109.5
Health Professionals	$100.9
Misc Defense	$100.6
Human Rights	$86.0
__________________
Source:     Opensecrets.org.
The development of the lobbying industry as defined and regulated within the United States remains at an early stage in Europe, with regulation of lobbying activities being less sophisticated and less formalized. The European Parliament, the Council of the European Union and the European Commission have a joint Transparency Register to demonstrate their commitment to being open and transparent. The Transparency Register makes it easier for people to obtain information on interest representation activities taking place in respect of European Union institutions, as well as statistical data on all registered parties. However, this registration process is voluntary and, as yet, not a binding legal requirement.
In 2024, there were over 1,200 organizations on the EU Transparency Register, with a reported 162 organizations spending in excess of €1 million on lobbying activities. The technology sector is the biggest lobby sector in Europe, followed by the banking and finance sector. Matters subject to significant recent lobbying activity in Europe include GDPR and artificial intelligence related legislation and financial regulation. The Organization for Economic Cooperation and Development, with the objective to bolster transparency and integrity, adopted the Principles for Transparency and Integrity in Lobbying in 2010. This is the first international set of guidelines to address transparency and integrity risks related to lobbying practices.
Corporate Communications and Public Affairs in the United States
Corporate communications and public affairs services include engaging stakeholders to explain policy, measure and influence perception, or influence sentiment or burnish corporate reputation. These services include crisis communications, financial communications and investor relations, litigation support, community relations, social and digital media, public opinion research, branding and messaging, and relationship marketing. Key reasons for customers to outsource public affairs services include a lack of in-house resources, skills or breadth of relationships. Increased use of paid media integrated with traditionally “earned” communications strategies has driven more hybrid capabilities and challenged most clients’ traditional structures.
The value proposition of public affairs services can vary depending on the specialty and expertise of the provider firm:
•traditional PR firms with public affairs capabilities typically work with companies and organizations on the creation of large-scale influence campaigns across multiple media channels, including digital and social media;
•full-service law, consulting, or communications firms with specialized advisory and advocacy offerings typically offer clients assessments of and advisory on policy and political risk for specific issues, industries and political jurisdictions; and
•specialized public affairs firms offering services directed at educating, engaging, and mobilizing broader public audiences typically develop and execute grassroots campaigns directed at constituents and public stakeholders for specific issues or industries.
Our Operations
We operate through member companies offering strategic communications services, including government relations, public affairs, research, crisis management, investor relations, and creative communications delivery. At the parent company level, we maintain a lean corporate team to oversee all finance and accounting, human resources administration, legal, and group-wide strategic planning, including acquisitions, strategic partnerships and technology. Our member companies operate on shared back-office systems for finance and accounting, payroll and benefits, and business insurances. We continue to develop more formal systems and accountabilities for our operating businesses, particularly in areas where operational and financial efficiencies can be created. However, key to the ongoing growth and vitality of all member companies, we grant founder and senior management as much autonomy in day-to-day operations as possible in order to maintain the unique identities, specialties and workplace cultures of our member companies.
Member Companies and Reporting Segments
We have 12 member companies which are aggregated into three reportable segments—Government Relations Consulting, Corporate Communications and Public Affairs Consulting and Compliance and Insights Services—and our constituent member companies operate within and in some cases across these different segments.
The table below lists our member companies by reporting segment and area of specialization:

Reporting Segments
Member Companies	Focus Areas	Government Relations Consulting	Corporate Communications & Public Affairs Consulting	Compliance and Insights Services
Crossroads	Federally focused government relations firm with long history and strong reputation.	✓
Forbes Tate	Government relations focused core with recent expansion into public affairs and broader strategic communications services.	✓	✓
Seven Letter	Created in 2019 from the merger of the Blue Engine and JDA Frontline brands; digital and analytics focus to PR and public affairs.		✓
O’Neill	State-level expertise focused on New England with complementary Federal relationships.	✓
Alpine	Federally focused government relations firm with long history and strong reputation.	✓
KP	Government relations and PR firm based in California with state-level expertise.	✓	✓
MultiState	Full-service state and local government relations company based in Virginia with a presence in all 50 states.	✓		✓
Concordant	Advisory firm that integrates PPHC’s policy expertise and communications capabilities. We launched Concordant as an organic start-up in 2023.	✓	✓
Lucas	California-based public affairs firm specializing in high-level reputation, issues management, and digital strategic communications campaigns.		✓
Pagefield	UK-based corporate communications consultancy specializing in public affairs, PR and digital.	✓	✓
TrailRunner	Global strategic communications advisory firm headquartered in Dallas-Fort Worth with offices in New York, London, Shanghai, Abu Dhabi and Dubai.		✓
Pine Cove	State-level expertise focused on Texas with complementary strategic communications practice.	✓	✓
Government Relations Consulting
Our core Government Relations Consulting segment encompasses all or part of the operations of our member companies other than Seven Letter, Lucas and TrailRunner. Across these member companies, we offer multi-disciplinary federal and state advocacy and advisory services, including direct advocacy services, strategic intelligence and reputation management.
Our federal lobbying firms consistently rank in the top 20 (of more than 2,000 registered lobbying firms reporting) of lobbying services. Collectively, our member companies are the largest provider of lobbying services at the US federal level. This core service offering continues to provide us with high client retention and a strong nexus for other policy and public affairs, research and state-based services.
Corporate Communications and Public Affairs Consulting
Through our Corporate Communications and Public Affairs Consulting segment, we assist our clients with a range of reputation building, issues and crisis management, stakeholder engagement, digital strategy and grassroots needs. We provide creative/copy/graphics development, research and polling, full campaign execution and grassroots advocacy at the federal, state and international levels, tailoring solutions to fit our clients’ needs. Many of our member companies, including Crossroads, Forbes Tate, and Seven Letter, have individuals with experience in managing lobbying coalitions built around shared client issue interests. Coalitions and common interest organizations are increasingly becoming the vehicle through which US corporations are working together with other stakeholders to advance their advocacy mission. Our reputation as professionals with experience running such complex initiatives has helped grow our strategic communications segment in recent years.

Compliance and Insights Services
Our Compliance and Insights Services segment is currently principally operated through MultiState, and includes legislative tracking as well as lobbying and campaign finance compliance. Through our legislative tracking service, we leverage our policy expertise to monitor bills, regulations and other legal developments for clients, helping keep them apprised of new developments that may affect them. We also offer local government monitoring and alert services in various jurisdictions. Our compliance services include flat fee-based services to provide digital resources and direct support to help clients manage their federal, state, and local registration and reporting responsibilities, campaign finance program and lobbying compliance and a centralized online system that consolidates all requisite forms in one place.
Competition
Within our core Government Relations Consulting segment, our key competitors vary by market segment. In US federal lobbying, our competitors include large top 25 lobbying firms. (See “—Our Markets and Industry—Government Relations,” above.) Some of these firms are housed within large law firms, while others are specialist lobbying firms that may specialize in a particular industry or legislative area such as the budget process. We also face competition from smaller lobbying outfits and practitioners. and, to some extent, from in-house government relations staff.
Our competitors in US state-level lobbying vary to some extent by state. Among state-level lobbyists operating in multiple states, competitors include Brownstein Hyatt Farber Schreck and Cornerstone Government Affairs. In California, competitors include California Strategies and Axiom Advisors. In Texas, competitors include Hillco Partners and McGuire Woods.
Within our Corporate Communications and Public Affairs Consulting segment, our key competitors in the US include PR firms across sub-sectors including public affairs, general PR services, media relations. These include large, diversified firms such as Edelman, Burson and FGS, and smaller, more boutique firms such as Penta, Precision, Firehouse Strategies and Avoq. In the UK, Europe and across other jurisdictions, we face competition both from diversified global players such as Brunswick and Teneo, and from local communications and PR firms such as Lexington and Hanbury in the UK.
Customers
Our client base includes corporate, trade association and non-profit client organizations across a range of industries. Our top 10 clients by revenue in aggregate represented 9.2% of revenue in the year ended December 31, 2025, compared to 8.7% of revenue in the year ended December 31, 2024, and 10.8% in the year ended December 31, 2023.
The table below summarizes our revenue by client industry sector in the year ended December 31, 2025:

Client Industry Sector	Revenue ($ in millions)
Finance	$21.8
Business Services	17.9
Technology	15.3
Healthcare	14.7
Energy	14.3
Pharma	13.2
Transportation	10.3
Construction	8.0
Education	7.3
Recreation / Tourism	6.8
Other Issue Advocacy	6.8
Defense	6.7
Associations	6.3
Manufacturing	5.6
Media / Communications	5.0
Environment	4.9
Telecom	4.7
Retail	4.0
Alcohol / Tobacco / Cannabis	3.1
Food & Beverage	2.9
Automotive	2.3
Agriculture	1.9
Other / Unidentified	1.7
Labor	0.9
Total*	$186.5
______________
*     Table may not sum due to immaterial rounding differences.

Employees
The most valuable asset of a government relations and public affairs business is its employees, and we are highly dependent on the talent, creative abilities and technical skills of our employees and the relationships with clients. We believe that our operating model and the reputation of our Company attract talented personnel. However, we, like all businesses in our industry, are vulnerable to adverse consequences from the loss of key employees to competitors or otherwise.
As of December 31, 2025, we had 450 employees; we had on average 426 FTEs during the year ended December 31, 2025. We had on average 349 FTEs during 2024, with approximately 367 FTE’s as of December 31, 2024. The increases were primarily driven by the acquisitions of Pagefield and Lucas Public Affairs in 2024 along with TrailRunner and Pine Cove in 2025.
Intellectual Property
Our intellectual property consists principally in the trademarks of PPHC and our member companies. We also license various software packages from third parties for use in our business. Most of our trademarks are registered in the US and, in the case of Pagefield, in the UK and the European Union.
Our MultiState member company relies on certain proprietary software platforms it has developed to provide compliance and tracking services. The copyright in the source code for such software is assigned to MultiState in the relevant employees’ employment agreements. We are also completing registration for a US trademark relating to these platforms.

Governmental Regulation
US Regulations
Regulation of US Federal Lobbying
The LDA imposes disclosure requirements on lobbying activities at the federal level through a registration and reporting regime. A lobbying firm (i.e., an entity that employs at least one “lobbyist” who lobbies for third-party clients) is required to register on behalf of a client under the LDA if one or more of its employees (1) makes at least two “lobbying contacts” with covered federal legislative or executive branch officials, (2) spends more than 20% of his or her time in a calendar quarter on “lobbying activities,” which includes lobbying contacts and preparation and research in support of a lobbying contact and (3) receives or expects to receive $3,500 for lobbying activities on behalf of the client in the calendar quarter (as of January 1, 2025, with future adjustments to dollar threshold scheduled for January 1, 2029).
Organizations employing in-house lobbyists must register when quarterly lobbying expenses reach $16,000. Lobbying firms must register separately for each client and must do so within 45 days after the earlier of (1) the date they are retained to make more than one lobbying contact on behalf of the client (subject to meeting the 20 percent of time threshold) or (2) the date a lobbyist in fact makes a second lobbying contact. A lobbying firm is not required to register, however, if its total income for matters relating to lobbying activities on behalf of a particular client does not, and is not expected to, exceed $3,500 in a quarter. In addition to the initial registration, a lobbying firm must file quarterly activity reports for each particular client and semi-annual contribution reports must be filed by both the lobbying firm and each individual lobbyist. Civil penalties for LDA violations can reach $200,000 per violation, with criminal penalties up to 5 years imprisonment and $250,000 in fines for knowing and corrupt violations.
Each of our member companies that engage in federal lobbying have processes in place that are in line with industry practices to ensure compliance with the LDA and for filing lobbying disclosure reports accurately and timely. Our member companies use a mixture of in-house expertise and outside consultants.
Regulation of US State Lobbying
While the LDA regulates lobbying of covered federal officials, each state (and some municipalities) has its own lobbying laws that govern lobbying at the state and local level. In general, states require registration and reporting with respect to lobbying of non-federal officials in the state. The nuances of such rules, however, can vary significantly from state to state, including with respect to what constitutes lobbying, what fee arrangements are permissible, which officials are covered, whether registration is required prior to lobbying or once a particular threshold is reached, how frequently reporting is due, and what information must be reported. Many states have municipalities with separate lobbying regulations, creating complex multi-jurisdictional compliance obligations.
Each of our member companies that engage in state lobbying have processes in place utilizing a combination of outside consultants or in-house expertise for state registrations and reporting.
Foreign Agents Registration Act ("FARA")
FARA is a US federal law that requires any “agent of a foreign principal” to register and file certain reports and disclosures with the Attorney General of the United States when they engage in certain political or quasi-political activities for or in the interest of “foreign principals” unless a limited number of exemptions apply. Registration must occur prior to acting as an agent of a foreign principal and within 10 days of having agreed to do so. Supplemental statements must be filed at six-month intervals following initial registration. All relevant books and records must be retained and made available for inspection by the Department of Justice. A “foreign principal” is any foreign government, political entity, non-US citizen located outside of the US, or any entity organized under the laws of or having its principal place of business in a foreign country. An “agent of a foreign principal” is limited to individuals and entities that: (1) act “at the order, request, or under the direction or control, of a foreign principal or of a person any of whose activities are directly or indirectly supervised, directed, controlled, financed, or subsidized in whole or in major part by a foreign principal,” and (2) engage in certain covered political, media, or information activities “within the United States” that are “for or in the interests of” a foreign principal. Among the covered activities is political activity (or lobbying) intended to influence any agency or official of the US government or any section of the public within the US with respect to US domestic or foreign policy or the political or public interests, policies, or relations of a government of a foreign country or a foreign political party. In some cases, registration and reporting under the more onerous FARA statute is not required for those registered under the LDA for engaging in lobbying activities. This exemption is not available to those who act on behalf of a foreign government or political party.

The Department of Justice published a Notice of Proposed Rulemaking on December 19, 2024 (formally published in the Federal Register on January 2, 2025) that would fundamentally restructure FARA compliance requirements. Final regulations have not been published, and it is uncertain whether and when they will be.
We have adopted an Anti-Bribery and Anti-Corruption Compliance Policy to, among other things, identify and monitor our business dealings with foreign policy officials or foreign agents. Currently, all member companies communicate with us about business dealings and utilize the same outside counsel for filing FARA reports. We use outside legal counsel to train employees as necessary as detailed in our employee manual.
Other Applicable Regulations
We do not engage in lobbying or similar highly regulated activities in Shanghai, Abu Dhabi or Dubai, but our Pagefield subsidiary is subject to certain regulations in the United Kingdom.
Regulation of Lobbying in the UK
The Transparency of Lobbying, Non-Party Campaigning and Trade Union Administration Act 2014 (the “UK Act”) imposes mandatory statutory registration and disclosure requirements on lobbying activities through a registration and reporting regime. “Consultant lobbyists” (i.e. any person or organization carrying out the business of “consultant lobbying” as defined by the UK Act) are required to be registered on the Register of Consultant Lobbyists (the “Register”). All “direct communications” to UK government ministers or permanent secretaries relating to legislation or government functions by consultant lobbyists must be registered.
Organizations and individuals are considered to be carrying out the business of consultant lobbying if they fulfill these three tests:
1.They make oral, written or electronic communications personally to a Minister of the Crown or Permanent Secretary (or equivalents specified in the Act), relating to:
a)the development, adoption or modification of any proposal of the government to make or amend primary or subordinate legislation
b)the development, adoption or modification of any other policy of the government
c)the taking of any steps by the government in relation to any contract, agreement, grant, financial assistance, license or authorization; or
d)the exercise of any other function of the government.
2.The communication is made in the course of a business and in return for payment on behalf of a client, or payment is received with the expectation that the communication will be made at a later date.
3.They are registered under the Value Added Tax Act 1994.
As at April 24, 2025, Pagefield was listed as registered as a lobbying firm by the Office of the Registrar of Consultant Lobbyists (“ORCL”).
Lobbying: Codes of Conduct in the UK
In addition to the mandatory statutory regime established by the UK Act (mentioned above), consultant lobbyists may voluntarily undertake to comply with a code of conduct. While consultant lobbyists must notify the Registrar if they have undertaken to comply with a ‘relevant code of conduct’ (UK Act, s. 4(2)(g)), there is no obligation for registered lobbyists to subscribe to any code of conduct.
There are two such voluntary codes in this area:
(1)The Chartered Institute of Public Relations (“CIPR's”) Code of Conduct and associated guidance on professional standards in lobbying. The CIPR operates the UK Lobbying Register (“UKLR”), for which registration is voluntary. All registrants are bound by the relevant Code of Conduct (which promotes transparency, accuracy and avoiding conflicts of interest (amongst other things). The CIPR's Professional Standards Panel is tasked with considering complaints. Sanctions for breach of the Code include letters of advice/warning, suspension or termination of membership. While the panel may also require a CIPR consultant member to return all or part of the fees charged for work that the panel considers substandard, it cannot award damages (which would need to be pursued through traditional legal avenues).
Pagefield is not currently a member of the UKLR and therefore is not required to adhere to the CIPR’s Code of Conduct. However, pending the outcome of the current review of the PRCA Code, Pagefield may decide to become a CIPR corporate member (and sign up to its code) instead. Note that individuals can become individual members of the CIPR, and that certain Pagefield employees have chosen to do so.
(2)The PRCA’s Code of Conduct and Public Affairs Code. All PRCA members must agree to abide by the provisions of the PRCA's Code of Conduct. PRCA members are also required to abide by the separate Public Affairs Code when engaging in ‘public affairs’ (meaning “activities which are carried out in the course of a business for the purpose of (a) influencing government, (b) or advising others how to influence government”). The PRCA is tasked with the investigation and determination of complaints against members. The PRCA may impose sanctions (such as censure, a requirement for corrective training, or the suspension/removal of membership).
Pagefield is a member of the PRCA and therefore submits declarations under the Public Affairs Code to the Register on a quarterly basis (on the “Current Register at 1st April – 30th June 2025”) and its current membership of the PRCA runs until August 2026.
The PRCA is currently conducting a public review of its Public Affairs Code following wider criticism that the rules are not strong enough. Pagefield supports this review, is contributing to it, and will take a decision on its ongoing membership in light of the outcome of that review.
Foreign Influence Registration Scheme
Pursuant to Part 4 of the National Security Act 2023, in July 2025, the UK government established the UK Foreign Influence Registration Scheme (“FIRS”), which requires that individuals and organizations engaged in political influence activities on behalf of foreign powers or certain foreign power-controlled entities register the arrangements under which they perform such activities. FIRS creates a two-tier registration system, comprising (1) the “Political Influence Tier” and (2) “the 'Enhanced Tier.” Our current client relationships do not bring us within the scope of the FIRS registration requirements, but our UK operations may in the future expose us to these requirements.
The Political Influence Tier requires individuals or organizations to register where they are directed (formally or informally) by any foreign power (except the Republic of Ireland) to carry out (or arrange for a third party to carry out) political influence activities in the UK. For purposes of the scheme, “political influence activities” include communications made to senior public officials or politicians, public communications or disbursements (i.e., the provision of goods or services) which are intended to influence an election or referendum in the UK, a ministerial or governmental decision, the proceedings of a UK registered political party (such as their manifesto commitments) or a Member of the House of Commons, House of Lords, Northern Ireland Assembly, Scottish Parliament or Senedd Cymru. “Foreign power” is defined broadly to include, among other things, sovereigns and other heads of state, governments or government agencies, local authorities and political parties. Exemptions apply for foreign powers acting overtly (e.g. diplomats acting in their official capacity), diplomatic family members supporting the work of a diplomat, lawyers carrying out legal activities, recognized news publishers, sovereign wealth funds and public pension funds carrying out political influence activities associated with their investments and those in an arrangement to which the UK is a party.
Under the Enhanced Tier, individuals or organizations are required to register where they are directed by a specified foreign power or specified foreign power-controlled entity to carry out, or arrange for a third party to carry out, “relevant activities” (meaning all activities, including but not limited to commercial activities, the provision of goods and services, research activities and attendance at events) in the UK. Note that specified foreign-power controlled entities are also required to register any “relevant activities that they carry out themselves in the UK.
Registration is required for activities under the Political Influence Tier within 28 calendar days, and under the Enhanced Tier within 10 calendar days, of the direction being given by the foreign power. It is an offense to carry out activities in the UK absent registration. Registrants must update their registration to reflect any material changes within 14 days, and the government may issue mandatory requests for further information in connection with the registration.

Environmental, Social and Governance (“ESG”) Matters
In accordance with the QCA Code and AIM rules, we have adopted an ESG implementation plan, which we outline briefly below. In 2023, using international frameworks, peer disclosures, media review and existing communications, we undertook a materiality assessment to better understand the ESG-related risks and opportunities specific to our industry and corporate structure which, in turn, inform the foundations of our strategy. More specifically, the materiality assessment encompassed key components consisting of an in-depth assessment of our current ESG-related policies and activities, a comprehensive review of our industry peers and their level of ESG disclosure, a systematic ranking of sustainability issues and the formulation of ESG potential focus areas and the development of a potential forward-looking sustainability strategy.
Our ESG Implementation Plan and overall ESG strategy focus on the following areas of development:
•Engagement: Foster a professional culture where employees feel they have a part to play in contributing to the Company’s ESG strategy.
•Education: Provide the necessary tools and resources so that the Company’s employees are confident in relaying the Company’s ESG strategy internally and externally.
•Communication: Provide an open and transparent environment for communicating important developments about our ESG strategy to all stakeholders, internal and external.
Through continued analysis and re-assessment, we intend to remain conscious of how we can positively and proactively contribute, in a meaningful way, toward improving and resolving ESG challenges. We anticipate that we will continue to be informed by the results and recommendations from ongoing analysis and assessments and consider ESG impacts, risks, and opportunities for the Company over the short, medium and long-term.
Using various standards and frameworks, and leveraging outcomes of the ESG materiality assessment, we are in the process of establishing a disclosure tracker and recommended performance measures to be considered for a reporting strategy in the next phase of the Company’s ESG Implementation Plan.
The disclosure tracker is intended to support the Company’s efforts to collect and report on the necessary data sets to effectively measure the Company’s management and progress.
Available Information
Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to such reports are made available, free of charge, on or through the “Investors” portion of our website www.pphcompany.com. Information contained on our website is not part of, nor is it incorporated by reference in, this report or any of our periodic reports. Reports filed with or furnished to the SEC will also be available as soon as reasonably practicable after they are filed with or furnished to the SEC and are available at the SEC’s website at www.sec.gov.

ITEM 1A.     RISK FACTORS
An investment in the Company’s Common Stock involves a high degree of risk. You should consider carefully all the risk factors described below, the matters discussed above under “Cautionary Notice Regarding Forward-Looking Statements” and other information included and incorporated by reference in this Annual Report on Form 10-K, as well as in other reports and materials that we file with or furnish to the SEC. If any of the risks described below, or elsewhere in this Annual Report on Form 10-K or our other SEC filings, were to materialize, our business, financial condition, results of operations, cash flows and prospects could be materially adversely affected. In such case, the trading price of the Company’s Common Stock could decline, and investors could lose part or all of their investment. Additional risks and uncertainties not currently known to the Company or that it currently deems immaterial may also materially adversely affect our business, financial condition, results of operations, cash flows and prospects.

Risks Related to Our Business and Industry
The success of our business depends on establishing and maintaining client relationships, in particular with our largest clients.
The success of our business depends on the ability of our individual member companies to establish and maintain strong client relationships. If we fail to build or maintain such relationships, it could have a material adverse effect on our business, financial condition, results of operations, cash flows and prospects. Although we have longstanding relationships with many of our clients, these clients usually do not enter into long-term contracts beyond 12 months, and a significant portion of our contracts with customers have termination clauses that give the customer the right to terminate the contract without cause with one month’s notice without any substantial penalty. In addition, while the majority of our client work is retainer-based, approximately 10% of our revenue is typically generated from project-specific services provided to clients under separate contracts. The continued extension of our retainer-based consulting contracts and the continued uptake of project-specific service contracts depend on our ability to deliver top quality services to our clients and build client trust. In our complex and ever-evolving industry, there can be no assurance that we will be able to do so. Should any of our top clients by revenue terminate their relationship with us or significantly reduce their demand for our services, our revenue would be adversely affected. For the year ended December 31, 2025, fees attributed to our top ten clients (on a consolidated group basis) amounted to 9.2% of our revenue. While revenue from our top clients will vary from period-to-period, the revenue derived from a major client that permanently discontinued or significantly reduced its relationship with us could be difficult to replace, which could negatively impact our prospects.
Our ability to maintain and grow our business will depend on our reputation in the industry, which could be adversely impacted by negative publicity, our association with certain clients, our real or perceived failure to manage conflicts of interest or by adverse litigation or other factors.
We operate in an industry where integrity, client trust and confidence are paramount and, as a result, maintaining our professional reputation and managing potential conflicts of interest are critical to our business. Our brand and reputations could be negatively impacted by real or perceived conflicts of interest, litigation or claims against us, actual or alleged employee error or misconduct, operational failures, regulatory investigations, press speculation or negative publicity (whether or not based in truth), inadequate or negligent provision of services to clients or disclosure of confidential client information, among other factors. Our brand could also in the future be adversely affected by factors entirely beyond our control, such as the independent actions of our clients or negative media attention paid to our clients for any reason. The potential for negative brand and reputational exposure has increased with the global flow of information via the internet and social media, through which adverse comments, whether substantiated or not, can reach a wide audience very quickly and without appropriate balance or context. Due to the broad scope of our operations and our client base, we regularly address and have, in some instances, had to turn down certain opportunities due to actual and potential conflicts of interest.
We face risks of both (i) client conflicts, which are situations where our services to a particular client conflict, or are perceived to conflict, with the interests of another client, and (ii) own-interest conflicts, which are situations where our duty to act in the best interests of any client in relation to a matter conflicts, or there is a significant risk that it may conflict, with our own interests in relation to that or a related matter. Furthermore, where one or more of our member companies have access to material non-public information that may not be shared with our other member companies, it can also lead to an actual or perceived own-interest conflict. While we have extensive procedures and controls that are designed to identify and address conflicts of interest, including those designed to prevent the improper sharing of information among our member companies, appropriately identifying and dealing with conflicts of interest (both client conflicts and own-interest conflicts) is complex and difficult, and our reputation could be damaged and the willingness of clients to enter into engagements with us may be affected, if our procedures or controls fail or we otherwise fail, or appears to fail, to identify, disclose and deal appropriately with conflicts of interest. It is also possible that actual, potential or perceived conflicts could give rise to client dissatisfaction, litigation or regulatory enforcement actions, which could lead to significant reputational harm.
The success of our business depends on our reputation for providing high-quality professional services. If any of our member companies are involved in litigation or claims relating to its performance in a particular matter, the reputation of that individual company and the entire Company could be damaged. Our reputation could be damaged through any member company’s disclosed involvement either as an advisor or as a litigant, in high profile or unpopular legal proceedings. We, on behalf of PPHC or any of our member companies, may be required to incur legal expenses in defending PPHC or the member companies against any litigation or claims and may also incur significant reputational and financial harm if such litigation or claims are successful or receive negative press coverage. Any such occurrence which damages our reputation could have a material adverse effect on our business, financial condition, results of operations, cash flows and prospects.
Our success depends largely on the efforts and abilities of key personnel, on our ability to retain their clients and replace their expertise should they depart and generally on our ability to recruit and retain new employees to grow the business.
Our performance depends, to a significant extent, upon the efforts and abilities of our senior executive officers and revenue-generating employees. At both the Company and member company levels, we depend on the managerial abilities, strategic vision and professional relationships of our senior executive officers, and at the member company level, we also depend on the skill, expertise and client relationships of our key employees who build the client relationships through which we generate our revenues. Each of our businesses is, fundamentally, a “people” business, providing services in respect of which personal relationships are a critical component of successful business development and high client retention rates. The departure of any of our senior executive officers or key revenue-generating employees could have an adverse effect on our business, and no assurance can be given that we would be able to find qualified replacements for any of those individuals if their services were no longer available for any reason. Our success will also depend upon our ability to recruit and retain qualified personnel to fill other positions. Demand for highly qualified and skilled employees is great and, accordingly, no assurance can be given that we will be able to hire or retain sufficient qualified personnel to meet our current and future needs. Carefully managed succession planning is also crucial to ensure our long-term, commercial success and may be difficult to implement.
Our corporate form and compensation structure could prove less attractive to existing or potential employees than the partnership structure more common in our industry, in which partners typically have a direct claim to business profits. In addition, the majority of restricted shares of our Common Stock issued to employees at the time of our admission to trading on AIM and whose vesting was conditional on such employees’ continued employment with us have now vested, and all remaining shares that were issued during that time will vest no later than December 16, 2026, which may provide less incentive to those employees to remain with the Company after they are fully vested. Unlike some of our competitors, we also generally do not pay commissions to our employees, but rather incentivize them through cash and stock bonuses as well as equity incentive awards which are largely discretionary and may be less effective at incentivizing our employees. Because some of our acquired member companies have certain acquisition-related bonus arrangements that provide for certain set levels of employee bonus pools, for example, as a percentage of member company profit, the employees of such member companies may in effect have a disproportionate claim on the funds available for Company bonus awards in any given year, which could reduce the bonus amounts paid to other employees which may impact their decision on whether to remain with the Company.
Our success depends on our ability to continue to develop and execute on our business strategy, in particular through future acquisitions and other strategic transactions.
A failure to continuously review and adapt our business strategy in light of changes in the markets in which we operate in could have an adverse impact on our revenues, operating costs and competitive advantage. There is a risk that if we fail to prepare or allocate sufficient resources to strategic planning, this may put us at a disadvantage to our competitors.
In particular, our growth to date has been driven in part through the acquisition and successful integration of other businesses in our industry, and we expect to make further business acquisitions and enter into other strategic transactions in the future. There are no guarantees that such transactions will complete or be successful if completed. Strategic transactions such as acquisitions pose a number of specific risks, including the following:
•It may be difficult to identify complementary candidate businesses or to consummate a strategic transaction with terms or structures that are favorable to us.
•We may lose attractive acquisition opportunities to competing bidders such as private equity firms, that have more financial resources and are typically able to pay a larger share of the purchase price in cash.
•We may experience difficulty, disruptions or unforeseen expenses when integrating financial, technological and other systems and may struggle to develop and maintain appropriate and effective internal controls.
•Acquisitions expose us to compliance obligations under multiple, conflicting and changing governmental laws and regulations, including employment, tax, privacy and data protection laws and regulations and the applicable laws and regulations of the various jurisdictions in which we operate. In particular, in the case of newly acquired operations outside the US, this may present increased cost and complexity in terms of regulatory compliance and monitoring, taxation and internal controls.
•We may incur significant compensation obligations to newly hired employees, including through earnout commitments provided for in the terms of acquisitions of new businesses.
•It may be difficult to effectively regulate and influence the operations of an acquired firm, which could result in damage to our reputation.
•We may experience difficulty with payment collections and longer payment cycles.
•Sourcing and integrating strategic transactions can involve significant costs and divert management’s attention from the existing business.
•It may be difficult to maintain our current client service standards while addressing the demands of identifying, completing and integrating new business acquisitions.
•Because the earnout provisions of our acquisition agreements typically provide for acceleration of earnout awards upon the termination without cause of a seller who stays on post-acquisition, the cost of terminating such employees may increase the cost of any future layoffs or termination for reasons which do not constitute cause.
•We may be reluctant to strictly enforce the terms of the purchase agreements for acquired companies against sellers, or to pursue damages for breaches of such agreements, where the sellers continue post-acquisition as employees and where such sellers’ continued involvement in the business may be crucial to realizing the value of the acquired company.
•Public disclosure of key terms of material acquisitions may reveal aspects of our bargaining position to sellers of future acquisition targets.
Any of the above factors could result in our inability to realize expected strategic benefits, growth, synergies and other financial benefits or efficiency gains from our future strategic transactions in the timeframe we anticipate or at all, and, as a result, we may not be able to implement our growth strategies successfully. There can also be no assurance that we will be able to generate organic growth through our existing member companies in the future. The occurrence of any of the foregoing could have a material adverse effect on our business, results of operations, financial condition or prospects.
We may fail to adequately monitor or manage the activities of our member companies, which retain a high degree of autonomy under our business model.
Our strategy involves allowing our portfolio companies to operate relatively autonomously with limited interference in day-to-day operations by the Company. We ensure good governance and behavioral standards at each of our member companies, but the possibility of one or more companies within the Company group operating in a way that damages the reputation of the wider Company cannot be ruled out. Our management monitors each of the companies within the Company group, but does not do so on a day-to-day basis, which means that issues that could potentially be detrimental to the Company may not be immediately visible to us. Such issues could therefore escalate before we are able to take remedial action, and this could have a material adverse impact on the wider company.
We may not be able to compete effectively in new geographies, business lines, and our recently acquired businesses outside the US expose us to regulatory and compliance regimes with which we are relatively unfamiliar.
We completed our first business acquisition outside of the United States in June 2024 with the acquisition of London-based Pagefield, expanding the Company’s operations to the UK. In April 2025, we further expanded our territorial reach with the acquisition of TrailRunner, which has offices in London, Shanghai and the United Arab Emirates. In the future, we may also make further strategic acquisitions in these or other jurisdictions outside of the US. While our operations outside of the United States are conducted by local professionals deeply familiar with the markets and regulatory landscapes in which they operate and these companies retain their own compliance and internal reporting protocols to help ensure compliance with applicable law, these operations expose us to new markets, regulations and legal systems with which our management is less familiar and increase the costs and complexity of regulatory compliance and monitoring and operational and commercial coordination across businesses, and may divert management’s time. We may encounter heightened compliance risks in certain jurisdictions, immigration or visa issues with employee relocation or travel internationally, be exposed to regulations in one jurisdiction which may overlap with or be inconsistent with regulations in another jurisdiction or face litigation in distant forums.
In addition, we have in recent years expanded our service offerings to include compliance and legislative tracking and research services through our Compliance and Insights Services segment. While adjacent to our other client work, these operations involve a different customer base and competitive landscape and there can be no assurance that the Compliance and Insights Services segment will continue to grow, synergize with our other business lines or contribute meaningfully to our revenue and profitability in the future.
We operate in a fragmented and highly competitive industry, and we could lose employees and clients to new or existing competitors or otherwise fail to compete successfully.
We operate in a highly competitive environment. If we are not successful in anticipating and responding to competitive change, client preferences and needs or industry trends in a timely and cost-effective manner, it could have a material adverse effect on our business, financial condition, results of operations or prospects.
The public policy, advocacy and strategic communications markets are highly competitive, fragmented and subject to rapid change due to political uncertainty, technological disruption and regulatory changes. For example, while the lobbying business has to date not faced much disruption from digital technologies, the proliferation and use of digital content, communication and channels has significantly transformed the public relations industry and the way that communications and advocacy are delivered. Data analytics knowledge and tools are becoming increasingly valuable and are more often than not a required hiring criterion for all potential clients. A highly politicized culture, heightened consumer activism, and real-time engagement with stakeholders on social media have increased the costs and technical demands of monitoring, researching and responding to trends in public opinion and formulating effective crisis communication strategies.
Our primary competitors are global, national and regional communications firms, as well as, in some instances, in-house teams of our clients which have continued to add capabilities and expertise internally. Many of these direct competitors are subsidiaries of larger professional services platforms such as FSG Global, Edelman, and Teneo, who may be better able to invest in growth, respond to changes in the market or to compete for professionals by offering greater remuneration or other more favorable employment terms. Large law firms such as Dentons LLP, Holland & Knight LLP and Akin Gump Strauss Hauer & Feld LLP are also very active in the government relations industry and may, in some instances, have deeper relationships with clients based on existing legal engagements which potentially could advantage their selection in certain lobbying assignments.
In addition to the competitors described above, a high number of boutique firms or sole practitioners remain active in all segments of our market and may, in some areas, have advantages of greater agility, specific industry or issue expertise, or presence in a particular geography, enabling them to compete more effectively, either on specialization or pricing. As these small firms seek to gain market share, there could be increased pricing pressure or pressure to increase expenditure to fund our own organic or strategic growth, which could adversely affect our revenue and earnings.
We may face competition from parties who sell their businesses to us, from professionals in acquired businesses who do not continue working for us post-acquisition or from our own former employees.
In connection with business acquisitions, we routinely obtain client and employee non-competition and non-solicitation agreements from senior executives. Such agreements are intended to prohibit such individuals from competing with us during the term of their employment and for a fixed period afterwards and from seeking to solicit our employees or clients. The duration of post-employment, non-competition and non-solicitation agreements with the sellers of businesses or assets that we acquire typically continue for a period corresponding to the applicable earnout period, and, if later, one to two years after termination of employment. However, certain activities may be carved out of, or otherwise may not be prohibited by, such arrangements, and certain events may occur to shorten the restrictive period. In addition, there can be no assurance that a party from whom we acquire a business or assets, or an acquired company employee who does not remain with the company, will not compete with us or solicit our employees or clients in the future.
Many of our written employment arrangements with employees, and agreements with non-employee contractors, include restrictive covenants. However, our employees and other contracted professionals typically have close relationships with the clients they serve based on their expertise and bonds of personal trust and confidence. Therefore, the barriers to such professionals pursuing independent business opportunities or joining our competitors are relatively low. Although our clients generally contract for services with the Company, and not with an individual professional, in the event that a professional leaves, clients may decide that they prefer to continue working with that specific professional rather than with the Company. There can be no assurance that an employee or contractor will not compete with us or solicit our employees or clients in the future.
The law governing non-compete agreements and other forms of restrictive covenants varies from state to state. Some jurisdictions where we operate, including California and Washington, D.C., as well as the UK, prohibit or severely restrict employers from entering into non-compete agreements with employees or are reluctant to strictly enforce non-compete agreements and restrictive covenants, especially after termination of employment. Additionally, courts in the US and foreign jurisdictions may interpret restrictions on competition narrowly and in favor of employees or sellers. Therefore, certain restrictions on competition or solicitation may be unenforceable, and there can be no assurance that our non-compete agreements or non-solicitation agreements related to clients, employees or otherwise contracted professionals will be enforceable. In such event, we would be unable to prevent former employees or other professionals from competing with us or soliciting our clients, potentially resulting in the loss of some of our consulting agreements and other business.
In the event an employee departs and acts in a way that we believe violates his or her non-competition or non-solicitation agreement, we will consider any legal remedies against such person on a case-by-case basis. However, we may elect not to pursue legal remedies if we determine that preserving cooperation and a professional relationship with a former employee or his or her clients, or other concerns, outweighs the benefits of any possible legal recourse or the likelihood of success does not justify the costs of pursuing a legal remedy. Such persons, because they have worked for us or a business that we acquire, may be able to compete more effectively with us, or be more successful in soliciting our employees and clients, than unaffiliated third parties.
Errors in our forecasting and planning, and in setting our financial and operational performance targets, may result in our financial performance being materially worse than expected. The non-GAAP financial metrics that our management uses to measure the success of our business model may not provide the best measurement of our operating performance and may not be comparable to similar metrics used by others in our industry.
Our financial targets are based on management’s estimates and assumptions that are subject to uncertainties and contingencies, and our actual results may be materially lower than our financial performance targets. We have various medium-term revenue growth targets across our member companies, in addition to other financial and operational targets. Although we evaluate our historical performance and strategy in setting these targets, no assurance can be given that we will achieve our targets, which could negatively impact our ability to implement our business strategy. Our strategy, evaluation and financial targets are based on estimates and assumptions that may prove to be inaccurate, including, without limitation, revenue generated by existing or new client engagements, appreciation of our share price and further implementation of connected and managed services, which are all subject to significant business, economic, market and operational uncertainties and contingencies, all of which are to a large extent beyond our control and may adversely affect our ability to achieve our targets. We may not be able to implement our strategy in a manner that generates revenue growth or achieves our other targets. In addition, we also estimate our effective tax rate and any change or incorrect assumption in the tax treatment of our profits may reduce the level of dividends, if any, received by our shareholders. Accordingly, the actual financial performance we achieve may be materially worse than expected, and we may experience a decline in revenue, which could have a materially adverse effect on our profitability and the price of our Common Stock.
Our management relies on a number of operational key performance indicators and non-GAAP financial metrics that we believe help us to gauge the underlying performance of our business and to manage it effectively, including Adjusted EBITDA, Adjusted Net Income and Adjusted Free Cash Flow. There can be no assurance, however, that these metrics are the most accurate or reliable measurements of our operating performance. For instance, while the financial statement line items excluded from Adjusted Net Income and Adjusted EBITDA calculations reflect expenses that we believe are not core to our operating activities, they do represent economic costs of our business model. In addition, such metrics may not be directly comparable to other, similar metrics used or reported by others in our industry, who may calculate performance metrics differently.
We are subject to macroeconomic and political risks that could negatively impact the demand for our services.
As a business, we do not work exclusively for, or favor, any particular political party over another and so have not experienced, nor do we expect to experience, adverse impacts specific to a change of partisan political control of either the legislative or executive branches of the US government. However, there can be no assurance, particularly in a climate of considerable political polarization, that we will not be negatively impacted in the future in our work with certain clients by our work for other clients, our employment of certain individuals or any of our employees’ or clients’ real or perceived association with a particular group or individual. During US federal election years, demand for our services tends to soften, particularly in the Corporate Communications & Public Affairs Consulting segment, as clients defer spending until after the election cycle. We may be negatively impacted by the suspension of certain US federal government operations in connection with the lapse of appropriations. In addition, we are sensitive to adverse economic and market factors. Our customers and the markets in which we operate could be negatively impacted by any of the following factors, which could cause a substantial decline in the demand for our services: declining economic conditions; political unrest; the level and volatility of interest rates; financial market volatility; concerns about inflation; changes in investor sentiment and consumer confidence levels; and legislative and regulatory changes. Uncertain economic prospects or a sustained period of financial instability could have a material adverse effect on our business, results of operations, financial condition and growth prospects.
We rely on certain third parties and third-party technology to provide our services and successfully implement our business strategy.
We may rely on third parties to provide certain services to our clients, including advertisement placement and management, video production and website development. Such services are typically sub-contracted by us to third-party providers as part of our wider service offering to our clients. Should a client be dissatisfied with the quality, timing or cost of any such third-party services, this could negatively impact our relationship with such client or our reputation more broadly. There can be no assurance that we will in the future be able to contract with suitable third parties on favorable terms or at all, or, absent such contracting, to provide all such services in-house to the standard, timing and cost expected by our clients, which could negatively impact our business. We also depend on third-party providers of telecommunications, internet, cloud infrastructure and AI services to operate our business efficiently. There can be no assurance that such providers will maintain reliable and efficient networks and quality of service, and the costs for such services may increase. An interruption to any of these services could be detrimental to our future business, operating results and/or profitability.
In certain circumstances, we may be liable for the acts or omissions of relevant partners. If a third party pursues claims against us as a result of the acts or omissions of such partners, our ability to recover from such parties may be limited. We are also dependent on our ability to pick appropriate technology partners to help deliver outcomes and solutions to clients. A failure to maintain relationships with and identify appropriate technology partners could affect both the potential profitability and saleability of our services offering.
Disruptions to our information technology systems or cybersecurity breaches could negatively impact our business.
The successful operation of our business depends upon maintaining the integrity of our computer, communication and information technology systems. These systems and operations are vulnerable to damage, breakdown or interruption from events which are beyond our control, such as fire, flood and other natural disasters; power loss or telecommunications or data network failures; improper or negligent operation of our system by employees, or unauthorized physical or electronic access and interruptions to internet system integrity generally as a result of cyber-attacks by computer hackers or viruses or other types of security breaches. Currently, we do not have a unified Company information technology infrastructure, or Company-wide support resources. Rather, each of our member companies is responsible for maintaining its own separate information technology infrastructure and forming and implementing its own operating cybersecurity policies and procedures. While we believe that this decentralized approach is suitable for our operations, and, by virtue of its structural redundancies, naturally helps to limit the scope of any individual system failure or cybersecurity breach, there can be no assurance that one or more of our member companies may not have inadequate information technology or cybersecurity infrastructure, support resources or policies, and that a system failure or cybersecurity breach affecting any such member company may not materially impact other member companies.
Further, any necessary modifications or upgrades to our information technology systems could result in interruption to our business and our ability to serve our clients. This could be harmful to our business, financial condition, results of operations, cash flows and prospects and could deter current or potential customers from using our services. There can be no guarantee that our security measures in relation to our computer, communication and information systems will protect us from all potential breaches of security and any such breach of security could have an adverse effect on our business, financial condition, results of operations, cash flows and prospects.
Failure to comply with data privacy laws and regulations could adversely affect our business and reputation.
In the ordinary course of our business, we may collect, generate, use, store, process, disclose, transmit, share and transfer personal data and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, and third-party data, through our information technology systems and those of third parties. Our collection and use of personal data may subject us to numerous data privacy and security obligations under various laws, regulations, industry standards, external and internal privacy and security policies and contractual requirements. In addition, ensuring the privacy and security of our communications and our clients’ data is critical to maintaining client relationships and our reputation in our industry.
In the US, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws and consumer protection laws. For example, in recent years, numerous US states including California, Virginia, Colorado, Connecticut, and Utah have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data, and provide for statutory fines for noncompliance. Outside the US, an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the European Union’s General Data Protection Regulation (the “EU GDPR”), the UK’s GDPR (the “UK GDPR”) and the EU Digital Services Act impose strict requirements for processing personal data. For example, under the EU GDPR and UK GDPR, companies may face private litigation, temporary or definitive bans on data processing and fines of up to €20 million or £17.5 million, respectively, or 4% of annual global revenue, whichever is greater. In addition, the European Economic Area and the UK have significantly restricted the transfer of personal data to the US and other countries whose privacy laws it believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws.
Obligations related to data privacy and security are quickly changing and may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Complying with these obligations requires significant resources and may in the future necessitate changes to our information systems, policies and practices and to those of any third parties upon which we rely. If we or the third parties on which we rely fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including, but not limited to government enforcement actions and litigation, which could have a material adverse effect on our business, financial condition, results of operations, cash flows and prospects.
We operate in multiple jurisdictions and must comply with numerous applicable laws, including regarding restrictions on and reporting of lobbying activity. Should we fail to comply with such laws, the Company could face civil and criminal liability.
As a consulting business, we must comply with many laws and regulations which affect how we do business with our clients. Such laws and regulations may potentially impose added costs on our business and any failure to comply with such laws may lead to civil or criminal penalties or termination of our consulting contracts. Some significant laws and regulations that affect our business and our clients include:
•laws restricting lobbying activity and/or requiring registration and reporting obligations with respect to such activity, including the US Lobbying Disclosure Act of 1995 and the Foreign Agents Registration Act of 1938 (each as amended), US state-level regulations and, in the UK, the Transparency of Lobbying, Non-Party Campaigning and Trade Union Administration Act 2014;
•anti-corruption, sanctions, anti-bribery, anti-money laundering and similar laws, including the US Foreign Corrupt Practices Act of 1977 and the United Kingdom Bribery Act 2010 (each, as amended);
•laws, regulations, and executive orders restricting the disclosure and governing the security of sensitive personal information of our employees;
•US and UK securities laws and related regulations, including the rules applicable to AIM listed companies, the UK Market Abuse Regulation and the QCA Corporate Governance Code framework of the Quoted Companies Alliance (the “QCA Code”), which, among other things, have helped shape our corporate governance policies (See “Management—Our Board of Directors” for a discussion of key corporate governance policies);
•laws and regulations concerning taxes, including sales and use taxes, income tax and employment tax, changes to which may materially and adversely affect the results of operations;
•employment laws and regulations, which may classify personnel as an independent contractor or employee;
•environmental, social and governance regulations and disclosure requirements; and
•other federal, state and local and laws affecting conduct of business.

For additional information on regulations applicable to the Company, see “Business—Governmental Regulation.” In addition, the US government and state and local government adopt new laws, rules, and regulations from time to time that could have a material impact on our results of operations. For example, the US Department of Justice proposed significant changes to FARA regulations in December 2024 that would narrow existing exemptions and expand registration requirements, with final regulations expected in 2025. Adverse developments in legal or regulatory proceedings on matters relating to, among other things, contract interpretations and statute of limitations, could also result in materially adverse judgments, settlements, withheld payments, penalties, or other unfavorable outcomes.
We have identified material weaknesses in our internal control over financial reporting. If we are unable to implement and maintain the effectiveness of our internal control over financial reporting, our investors may lose confidence in the accuracy and completeness of our financial reports, which could adversely affect our stock price.
During the preparation of our consolidated financial statements for the year ended December 31, 2024, we determined that certain cash flow items had been incorrectly classified within our consolidated statements of cash flows for the year ended December 31, 2023, specifically the classification of cash flow activities relating to cash payments for post-combination expenses in business combinations. Additionally, we identified that loss per share had not been calculated correctly under the provisions of GAAP.
As a result, we determined that there is a material weakness in our internal controls due to a lack of sufficient controls to ensure certain complex, non-routine transactions and disclosures are appropriately presented within our financial reporting. This material weakness was due to a lack of appropriate technical review and the absence of a formalized accounting policies specific to such transactions and the loss per share computation. In response to this material weakness, we are in the process of remediating our internal controls over financial reporting. Such remediation efforts include having created new positions within the finance department to which we have appointed additional experienced GAAP and internal control reporting specialists, engaged third-party advisors to support our internal control testing and remediation efforts, begun a third-party risk assessment over our internal control environment and are reviewing and prioritizing individual control deficiencies for remediation. We are in the process of documenting and executing remediation action items.
Additionally, during the audit for the period ended December 31, 2025, we identified a material weakness in the aggregate in our internal control over financial reporting. Specifically, we determined that certain aspects of our control environment were not operating at the level of effectiveness required, in part due to an insufficient complement of qualified technical accounting and financial reporting personnel to consistently perform control activities, including those involving complex and/or non-routine transactions.
Additionally, we determined that certain control and monitoring activities were not operating as intended, as we identified control issues related to information technology general controls, including areas of change management, user access controls, segregation of duties within our information technology environment.
Throughout the current year, management implemented remediation actions to address these material weaknesses, including expanding and improving review processes, improving access to technical accounting resources, and supplementing the team with additional personnel possessing relevant experience and training, and strengthening oversight and testing of information technology general controls. We will not be able to conclude whether the steps we are taking will fully remediate the remaining material weakness in our internal control over financial reporting until we have completed our remediation efforts and subsequent evaluation of their effectiveness. We may also conclude that additional measures may be required to remediate the material weakness in our internal control over financial reporting.
Notwithstanding such remediation measures, however, there can be no assurance such remediation will be successful or that we will not fail to identify new material weaknesses or other deficiencies in our internal controls in the future. As a result of such historical or potential future deficiencies or material weaknesses, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our Common Stock could be adversely affected and we could become subject to litigation or investigations, which could require additional financial and management resources.
Pursuant to Section 404 of the Sarbanes-Oxley Act and the related rules adopted by the SEC and the Public Company Accounting Oversight Board (the “PCAOB”), starting with the second annual report that we file with the SEC after this initial Annual Report on Form 10-K, our management will be required to report on the effectiveness of our internal control over financial reporting. We may encounter problems or delays in completing the implementation of the changes necessary to our internal control over financial reporting to conclude such controls are effective. If we identify additional material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section

404 in a timely manner or assert that our internal control over financial reporting is effective, investor confidence and our stock price could decline.
Additionally, when we cease to be an “emerging growth company” under Section 404 of the Sarbanes-Oxley Act, our independent registered public accounting firm may be required to express an opinion on the effectiveness of our internal controls. If our independent registered public accounting firm is unable to express an unqualified opinion on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which could cause the price of our Common Stock to decline.
Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC or violations of Nasdaq rules. There also could be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements also could suffer if we were to report any additional material weaknesses in our internal controls over financial reporting. This could materially adversely affect the price of our Common Stock.
Servicing our debt requires a significant amount of cash, and our Bank Credit Facilities contain certain restrictive covenants, which could affect our ability to operate our business and implement our business plan.
Under the Bank Credit Facilities (as defined below), we had four senior secured term loans with an aggregate principal amount of $47.1 million outstanding as of December 31, 2025, and an additional senior secured facility under which we may borrow up to an additional $3.0 million. We may incur additional debt in the future to finance our strategic acquisitions, fund our operations or for other corporate purposes.
Our ability to make scheduled payments of the principal, to pay interest on and to refinance our indebtedness, including the Bank Credit Facilities, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. A portion of cash flow from operations is expected to be dedicated to the payment of principal and interest on our debt, therefore reducing our ability to use our cash flow to fund our operations, capital expenditures, future business opportunities, acquisitions and other general corporate purposes. Our ability to capitalize on business opportunities and to react to competitive pressures, as compared to our competitors, may be compromised as a result of such debt obligations. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate sufficient cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring our debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities on desirable terms or at all, which could result in a default on our debt obligations.
In addition, the Bank Credit Facilities contain certain restrictive covenants, including covenants restricting our ability to incur debt, undertake certain investments, pay dividends or make certain other payments, and require us to maintain a certain fixed charge coverage ratio, which could restrict our ability to implement our business strategy in the future. Our obligations under the Bank Credit Facilities are also secured by substantially all of our assets, and were we to default on our obligations under the Bank Credit Facilities, the lender could seek enforcement against any or all of our assets.
For further information on our outstanding debt, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Contractual Commitments and Contingencies—Financial Obligations.”
We may be subject to litigation, including securities litigation, or investigations by governmental or other bodies, and we may incur costs related to complying with investigations or litigation involving our clients and to which we are not a party.
We may be subject in the future to litigation involving our clients, competitors, employees, directors or third parties and may incur significant legal and other costs in connection with such litigation. As a result of being a US listed company, we may face increased risk of shareholder litigation, including securities law claims. We have historically had to incur costs related to complying with subpoenas for information in connection with litigation or investigations involving clients to which we were not a party. These included costs of counsel to advise on such information requests and on compliance with our confidentiality obligations to the relevant clients, and administrative costs related to complying with such information requests. We may in the future be subject to similar requests in connection with litigation or investigations involving our clients. While we generally seek indemnification for any such costs in our client agreements, not all client agreements include such indemnities, and there can be no assurance that we will be able to collect on such indemnities where they are provided. As a result, we could in the future incur substantial costs in relation to compliance with any such information requests.
We may not obtain insurance coverage to adequately cover all significant risk exposures.
There can be no assurance that we will be able to acquire or maintain insurance for all risks that may affect our business, that the amount of our insurance coverage will be adequate to cover all claims or liabilities, or that we will not be forced to bear substantial costs resulting from risks and uncertainties of business. It also may not be possible to obtain insurance to protect against all operational risks and liabilities. The failure to obtain adequate insurance coverage on terms favorable to us, or at all, could have a material adverse effect on our business, financial condition, results of operations, cash flows and prospects.
Risks Related to Our Common Stock
We may not be able to maintain compliance with Nasdaq’s listing standards, which could limit stockholders’ ability to trade our Common Stock.
As a listed company on Nasdaq, we will be required to meet certain financial, public float, bid price and liquidity standards on an ongoing basis in order to continue the listing of our Common Stock. If we fail to meet these continued listing requirements, our Common Stock may be subject to delisting, which could materially impact the liquidity of our Common Stock making it more challenging to buy and sell shares of our Common Stock.
The market price and trading volume of our Common Stock may be volatile and may be affected by economic conditions beyond our control.
There can be no assurance that the trading market for our Common Stock will be sufficiently liquid to accommodate the sale of your Common Stock, and the trading volume of our Common Stock may fluctuate and cause significant price variations to occur. The market price of our Common Stock may be highly volatile and subject to wide fluctuations. If the market price of our Common Stock declines significantly, you may be unable to resell your Common Stock at a competitive price. We cannot assure you that the market price of our Common Stock will not fluctuate or significantly decline in the future.
Some specific factors that could negatively affect the price of our Common Stock or result in fluctuations in their price and trading volume include:
•actual or expected fluctuations in our prospects or operating results;
•additions or departures of our key personnel;
•changes or proposed changes in laws, regulations or tax policy;
•sales or perceived potential sales of our Common Stock by us or our directors, senior management or stockholders in the future;
•announcements or expectations concerning additional financing efforts or business acquisitions;
•negative publicity about us, our management, or our industry in general; and
•conditions in the US and global financial markets, or in our industry in particular, or changes in general economic conditions.
We will incur increased costs and our management will face increased demands as a result of operating as a company listed on Nasdaq and subject to Exchange Act reporting and other obligations.
As a Nasdaq listed company and SEC registrant, we are subject to certain reporting and other obligations which will result in significant legal, accounting and other expenses that we did not incur prior to Nasdaq listing. For example, we will need to maintain certain additional internal controls, disclosure controls and procedures and prepare and distribute periodic public reports. We are required to ensure that we have the ability to prepare consolidated financial statements that comply with SEC reporting requirements on a timely basis, and are subject to other reporting and corporate governance requirements, including Nasdaq listing standards and certain provisions of the Sarbanes-Oxley Act and the regulations promulgated thereunder, which impose significant compliance obligations upon us. We are also required to maintain a majority independent board of directors and maintain board committees that meet independence and other requirements that may differ from those to which we have been subject historically. There can be no assurance that our board of directors (the "Board" or "Board of Directors"), as thus reconstituted, will continue to be as effective as it has been historically or that we will not experience challenges in the transition to Nasdaq compliant corporate governance arrangements.
As a public company, we are required to commit significant resources and management time and attention to these requirements, which will cause us to incur significant costs and which may place a strain on our systems and resources. As a result, our management’s attention might be diverted from other business concerns. In addition, we might not be successful in implementing these requirements. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act, the Dodd-Frank Act and related regulations implemented by the SEC and Nasdaq, are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time-consuming. We are currently evaluating and monitoring developments with respect to new and proposed rules and cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.
We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed. Being a Nasdaq listed company subject to these new rules and regulations may make it more expensive for us to obtain director and officer liability insurance. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and attract and retain qualified executive officers.
We may face increased risks of shareholder activism, particularly if our US and institutional investor base grows as a result of the initial public offering or our US listing, which could divert management attention and impact our ability to execute on our current business plan.
The increased costs associated with operating as a Nasdaq listed company may decrease our net income and may cause us to reduce costs in other areas of our business or increase the prices of our services to offset the effect of such increased costs. Additionally, if these requirements divert our management’s attention from other business concerns, they could have a material adverse effect on our business, financial condition, results of operations, cash flows and prospects.
If our operating and financial performance in any given period does not meet or exceed the guidance that we provide to the public, the market price of our Common Stock may decline.
We may, but are not obligated to, provide public guidance on our expected operating and financial results for future periods. If we elect to issue such guidance, it will be composed of forward-looking statements subject to the risks and uncertainties described in this Annual Report on Form 10-K. Our actual results may not always be in line with or exceed any guidance we have provided, especially in times of economic uncertainty. If, in the future, our operating or financial results for a particular period do not meet any guidance we provide or the expectations of investment analysts, or if we reduce our guidance for future periods, the market price of our Common Stock may decline.
You may be diluted by future issuances of preferred stock or additional Common Stock in connection with our employee incentive plans, acquisitions or otherwise; future sales of such shares in the public market, or the expectations that such sales may occur, could lower our stock price.
We may from time to time issue new Common Stock, preferred stock, debt instruments or other securities convertible into Common Stock under employee incentive plans, in connection with investments or business acquisitions or to raise funds. Our certificate of incorporation authorizes us to issue one or more classes or series of preferred stock having such designations, preferences, limitations and relative rights, including preferences over Common Stock respecting dividends and distributions, as our board of directors may determine (subject, for so long as our Common Stock is admitted for trading on AIM, to approval at a general meeting by shareholders at which a quorum is present by 75% of the votes cast on the matter). The terms of one or more classes or series of preferred stock could adversely impact the voting power or value of our Common Stock. For example, we might grant holders of preferred stock the right to elect some number of our directors in all events or on the happening of specified events or the right to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences we might grant to holders of preferred stock could affect the residual value of our Common Stock.
The Company cannot predict the size or price of future issuances of Common Stock or the size or terms of future issuances of preferred stock or debt instruments or other securities convertible into Common Stock, or the effect, if any, that future issuances and sales of the Company’s securities will have on the market price of the Common Stock. Sales or issuances of substantial numbers of shares of Common Stock or preferred stock, or the perception that such sales or issuances could occur, may adversely affect the prevailing market price of the Common Stock. With any additional sale or issuance of Common Stock or preferred stock, or securities convertible into Common Stock, investors will suffer dilution to their voting power and the Company may experience dilution in its earnings per share.
The dual listing of our Common Stock is costly to maintain, may adversely affect the liquidity and value of our Common Stock and may increase our exposure to securities litigation.
Our Common Stock trades on AIM and Nasdaq. We plan for the foreseeable future to maintain a dual listing, which will generate additional costs, including increased legal, accounting, investor relations and other expenses that we did not incur prior to the listing of our Common Stock on Nasdaq, in addition to the costs associated with the additional reporting requirements described elsewhere in this report. We cannot predict the effect of this dual listing on the value of our Common Stock. However, the dual listing of Common Stock may over time dilute our liquidity in one or both markets and may adversely affect the development of an active trading market for our Common Stock in the US.
Further, being a UK listed company and a US public company with Common Stock admitted to trading on AIM impacts the disclosure of information and requires compliance with two sets of applicable rules. From time to time, this may result in uncertainty regarding compliance matters and result in higher costs necessitated by legal analysis of dual legal regimes, ongoing revisions to disclosure and adherence to heightened governance practices. As a result of the enhanced disclosure requirements of the US securities laws, business and financial information that we report is broadly disseminated and highly visible to investors, which may increase the likelihood of threatened or actual litigation, including by competitors and other third parties, which could, even if unsuccessful, divert financial resources and the attention of our management and key employees from our operations.
Dividends may not be declared or paid to holders of our Common Stock.
The declaration and payment of dividends by us will be at the sole discretion of our board of directors. While historically, we have issued dividends from the Company’s adjusted net profit after tax, our dividend policy may change and there can be no assurance that any dividends will be declared or paid. For example, in January 2025, we reduced our dividend rate by approximately one half in order to retain more cash within the business to fund continued growth in the business.
Our dividend policy is within the discretion of our board of directors and will depend upon then-existing conditions, including our results of operations, financial condition, capital requirements, investment opportunities, statutory or contractual restrictions on our ability to pay dividends and other factors our board of directors may deem relevant. In addition, the Bank Credit Facilities place, and future debt agreements may place, certain restrictions on our ability to pay cash dividends on our Common Stock. Should our board of directors decide not to declare a dividend, your only opportunity to achieve a return on your investment may be if the price of our Common Stock appreciates, which cannot be ensured.
We are an emerging growth company, and the reduced disclosure requirements applicable to emerging growth companies may make our Common Stock less attractive to investors.
We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of certain exemptions and relief from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including (i) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, (ii) reduced disclosure obligations regarding executive compensation in this Annual Report on Form 10-K and our periodic reports and proxy statements and (iii) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We may take advantage of these exemptions until such time that we are no longer an emerging growth company. Accordingly, the information contained herein may be different than the information you receive from other public companies in which you hold stock.
We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenue of at least $1.235 billion, (ii) the last day of the fiscal year in which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, (iii) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period or (iv) the last day of the fiscal year after the fifth anniversary of the date of the first sale of common equity securities under an effective registration statement as an emerging growth company.

It is possible that some investors will find our Common Stock less attractive as a result of the foregoing, which may result in a less active trading market for our Common Stock and higher volatility in our stock price.
Our employees, management and principal stockholders own the majority of our stock and will be able to exert control over matters subject to stockholder approval.
As of March 24, 2026, our executive officers and directors and their respective affiliates in aggregate held, directly or indirectly, 14.0% of our outstanding Common Stock, and our employees held a further 46.3% of our Common Stock. Affiliate and other shareholders of the Company have sold, in aggregate, approximately 750,000 shares of common stock at the US initial public offering, representing approximately 2.6% of the shares of the Company’s common stock outstanding as of January 29, 2026. We are not aware of any intention by any such persons to act in concert or otherwise in order to control matters requiring stockholder approval. However, to the extent that the same group continue to own a significant percentage of our Common Stock, these stockholders, collectively, will be able to exert significant control over the management and affairs of our company and most matters requiring stockholder approval, including the election of directors, amendments of our organizational documents and approval of any merger, sale of substantially all our assets or other significant corporate transactions. Such shareholders, particularly those who are directors, officers or employees of the Company, may have interests that differ from the interests of other shareholders. This concentration of ownership may also prevent or discourage unsolicited acquisition proposals or offers for our Common Stock, or nomination of potential directors, that you or other stockholders may feel are in your or their best interest as one of our stockholders.
Provisions of our certificate of incorporation and bylaws may delay or prevent a takeover that may not be in the best interests of our stockholders.
Provisions of our certificate of incorporation and bylaws may be deemed to have anti-takeover effects which may delay, defer or prevent a takeover attempt (which include, among others, provisions for (i) a classified board of directors serving staggered three-year terms, (ii) who can fill vacancies of our board of directors and (iii) when and by whom special meetings of our stockholders may be called).
Our certificate of incorporation provides for an exclusive forum in the Court of Chancery of the State of Delaware for certain disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
Our certificate of incorporation provides that, unless otherwise consented to by us, the Court of Chancery of the State of Delaware, shall be the sole and exclusive forum for (a) any derivative action or proceeding brought on behalf of the Company; (b) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of the Company to the Company or the shareholders; (c) any action asserting a claim against the Company arising pursuant to any provision of the Delaware Corporation Law, our certificate of incorporation or our bylaws; (d) any action to interpret, apply, enforce or determine the validity of our certificate of incorporation or our bylaws; or (e) any action asserting a claim against the Company governed by the internal affairs doctrine. Unless the Company consents in writing to the selection of an alternative forum, the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the US Securities Act of 1933, as amended (the "Securities Act"), or under Nasdaq or AIM rules.
Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, the exclusive forum provision will not apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Accordingly, both state and federal courts have jurisdiction to entertain such claims. As noted above, our certificate of incorporation provides that the federal district courts of the United States will be the exclusive forum for the resolution of any complaint asserting a cause of action under the Securities Act. Due to the concurrent jurisdiction for federal and state courts created by Section 22 of the Securities Act over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder, there is uncertainty as to whether a court would enforce the exclusive forum provision. Investors also cannot waive compliance with the federal securities laws and the rules and regulations thereunder.
We believe our choice of forum provision may benefit us by providing increased consistency in the application of Delaware law by chancellors and judges particularly experienced in resolving corporate disputes, efficient administration of cases on a more expedited schedule relative to other forums and protection against the burdens of multi-forum litigation. However, our choice of forum provision may impose additional litigation costs on stockholders in pursuing claims and may limit a stockholder’s ability to bring a claim in a judicial forum that it believes to be favorable for disputes with us or any of our directors, officers or other employees, which may discourage lawsuits with respect to such claims. In addition, while the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the choice of forum provision, and there can be no assurance that such provision will be enforced by a court in those other jurisdictions. If a court were to find the choice of forum provision in our certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business, financial condition, results of operations, cash flows and prospects.
Sales by existing shareholders can reduce share prices.
Sales of a substantial number of shares of our Common Stock in the public market could occur at any time. Such sales, or any market perception that substantial holders of our Common Stock intend to sell our Common Stock, could reduce the market price of our Common Stock. If this occurs and continues, it could impair the Company’s ability to raise additional capital through the sale of securities. In addition, as currently unvested shares of our Common Stock held by our employees vest over time, and as we issue earnout shares pursuant to the historical acquisition agreements relating to our acquired member companies, the number of shares of Common Stock which may be sold will increase, which could reduce the market price of our Common Stock.
The Company is a holding company and, as such, it depends on its subsidiaries for cash to fund its operations and expenses.
The Company is a holding company and essentially all of its assets are its equity ownership interests in its subsidiaries. As a result, investors in the Company are subject to the risks attributable to its subsidiaries. As a holding company, the Company conducts all of its business through its subsidiaries. Therefore, our ability to fund and conduct our business, service our debt and pay dividends, if any, in the future will principally depend on the ability of our subsidiaries to generate sufficient cash flow to make upstream cash distributions to us. Our subsidiaries are separate legal entities, and although they are wholly-owned and controlled by us, they have no obligation to make any funds available to us, whether in the form of loans, dividends or otherwise. The ability of these entities to pay dividends and other distributions will depend on their operating results and will be subject to applicable laws and regulations which require that solvency and capital standards be maintained by such companies and contractual restrictions contained in the instruments governing any debt obligations. In the event of a bankruptcy, liquidation or reorganization of any of the Company’s material subsidiaries, holders of indebtedness and trade creditors may be entitled to payment of their claims from the assets of those subsidiaries before the Company.
Claims for indemnification by our directors and officers may reduce our available funds to satisfy successful third-party claims against us and may reduce the amount of money available to us.
Our certificate of incorporation provides that we will indemnify our directors and officers, in each case, to the fullest extent permitted by Delaware law. Our certificate of incorporation also allows our board of directors to indemnify other employees. This indemnification will extend to the payment of judgments in actions against officers and directors and to reimbursement of amounts paid in settlement of such claims or actions and may apply to judgments in favor of the Company or amounts paid in settlement to the Company. This indemnification will also extend to the payment of attorneys’ fees and expenses of officers and directors in suits against them where the officer or director acted in good faith and in a manner he or she reasonably believed to be in, or not opposed to, the best interests of the Company, and, with respect to any criminal action or proceeding, he or she had no reasonable cause to believe his or her conduct was unlawful. This right of indemnification is not exclusive of any right to which the officer or director may be entitled as a matter of law and shall extend and apply to the estates of deceased officers and directors.
Reports published by analysts, including projections in those reports that differ from our actual results, could adversely affect the price and trading volume of our Common Stock.
Securities research analysts may establish and publish their own periodic projections for our Company. These projections may vary widely and may not accurately predict the results we actually achieve. The price of our Common Stock may decline if our actual results do not match the projections of these securities research analysts. Similarly, if one or more of the analysts who write reports on us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price could decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, our stock price or trading volume could decline.
We have written down some of our goodwill from our prior acquisitions and could experience additional charges to our intangible assets, which may affect our results of operations in the future.

As a result of prior acquisitions, we had an amount of goodwill and purchased intangible assets on our consolidated balance sheet. As of December 31, 2025, a portion of the goodwill from prior a acquisition was impaired, as referenced in Note 6. Goodwill And Intangible Assets. Unfavorable changes in the business climate or competitive environment, our revenue forecasts, our market capitalization, capital structure, capital expenditure levels, operating cash flows, as well as adverse legal or regulatory actions or developments could cause further material impairments to the carrying value of our intangible assets or intangible assets we may obtain in future periods. We will continue to monitor indicators of possible impairment that would cause a triggering event requiring us to complete an interim impairment analysis and possibly recognize additional impairment charges in the future. Impairment charges to our intangible assets could have a material adverse effect on our financial condition, and results of operations.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C.     CYBER SECURITY
Risk Management and Strategy
We have established processes (including policies) for assessing, identifying, managing, and disclosing material risk from cybersecurity threats, and have integrated these processes into our overall risk assessment and risk management procedures. We routinely assess material risks from cybersecurity threats, including any potential unauthorized access to, or other breach of our information systems, that may result in adverse effects on the confidentiality, integrity, or availability of our information systems or any information residing therein.
Each of our member companies is responsible for maintaining its own separate information technology infrastructure and forming and implementing its own operating cybersecurity policies and procedures, which are implemented and overseen with the assistance of managed service providers ("MSPs") or in-house technology professionals responsible for maintaining networks and managing the monitoring, detection, mitigation, and prevention of cybersecurity threats to the member companies.
The Company maintains a Global Cybersecurity Incident Response Plan (“IRP”), which serves as the overarching incident response process applicable to all information security and IT incidents at the holding company and its member companies. The IRP is designed to minimize the impact of cybersecurity incidents through timely and effective response, rapidly mitigate continued threats, and ensure that incidents are handled consistently across the organization.
As of the date of this report, we have not experienced any cybersecurity incidents that have materially affected us, including our business strategy, results of operations, or financial condition, and we are not aware of any material risks from cybersecurity threats that are reasonably likely to do so. There can be no assurance, however, that we will not be materially affected by such risks in the future. For certain risks from cybersecurity threats that may materially affect our business strategy, results of operations, or financial condition, see Item 1A, “Risk Factors,” including the section titled, “Disruptions to our information technology systems or cybersecurity breaches could negatively impact our business.”
Governance
Our Board of Directors considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee oversight of cybersecurity and other information technology risks. The Audit Committee is responsible for reviewing our technology security and data privacy controls with senior management. Members of our senior management team serve on a Materiality Assessment Committee (the "MAC"), which among other things, has experience addressing cybersecurity risks and leveraging third-party cybersecurity advisors to assist in monitoring, detecting, preventing and mitigating risks from cybersecurity threats. The MAC meets on a quarterly basis to review cybersecurity threats and incidents impacting the Company, with escalation to additional members of senior management and the Audit Committee in accordance with the IRP.
ITEM 2.     PROPERTIES
We do not own any real estate or other properties materially important to our operations. We lease real estate property for remote office spaces and corporate office space, and substantially all of those leases are classified as operating leases. Our executive offices are located at 800 North Capitol St. NW, Suite 800, Washington, DC 20002, and our telephone number is (202) 688–0020. We believe that our office facilities will be suitable and adequate for our business as it is contemplated to be conducted.

ITEM 3.     LEGAL PROCEEDINGS
As of the date of this Annual Report on Form 10-K, we are not a party to any material pending legal proceedings, nor are we aware of any civil proceeding or government authority contemplating any material legal proceeding, and to our knowledge, no such proceedings by or against the Company have been threatened. We anticipate that we and our subsidiaries may from time to time in the future become subject to claims and legal proceedings arising in the ordinary course of business. It is not feasible to predict the outcome of any such proceedings, and we cannot assure that their ultimate disposition will not have a materially adverse effect on our business, financial condition, cash flows or results of operations.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information and Holders
Our Common Stock is listed on the Nasdaq Global Market under the symbol “PPHC.” As of March 24, 2026, the Company had 28,928,777 shares of Common Stock outstanding held by approximately 125 record holders (the number of record holders does not include persons who held our Common Stock in nominee or "street name" accounts through brokers). In connection with our application for admission to listing of our Common Stock on Nasdaq, we completed a reverse stock split (the "Reverse Stock Split"), which became effective October 2, 2025, to reduce the number of shares of our Common Stock outstanding by a ratio of 5 to 1. Our Common Stock has been listed and admitted to trading on the AIM of the London Stock Exchange since December 16, 2021 under the symbol “PPHC.L.” We intend to maintain the admission for trading on AIM of our Common Stock.
As of December 31, 2025, 4,199,749 shares of Common Stock, representing 16.7% of our issued and outstanding Common Stock, were held directly or indirectly by our affiliates and are subject to certain transfer restrictions, including regarding the manner and volume of sales, under Rule 144 under the Securities Act (“Rule 144”). In addition, as of such date, 845,095 shares of our Common Stock, representing 3.4% of our issued and outstanding Common Stock, were otherwise restricted securities as defined under Rule 144 and may only be sold pursuant to registration under the Securities Act or pursuant to an exemption from the registration requirements of the Securities Act. 20,129,648 shares of our Common Stock, representing 80.0% of our issued and outstanding Common Stock, were freely transferable without registration under the Securities Act, however 4,865,096 shares (including 3,210,014 shares which would otherwise be freely transferable), representing 19.3% of our issued and outstanding Common Stock, were subject to restrictions on transfer under contractual vesting conditions.
Registration Statement
We intend to file one or more registration statements on Form S-8 under the Securities Act to register all shares of our Common Stock reserved for future issuance under our Omnibus Incentive Plan. The registration statement will be effective immediately upon filing and will permit the resale of such shares by non-affiliates in the public market without restriction under the Securities Act and the sale by affiliates in the public market, subject to compliance with the resale provisions of Rule 144.
Dividends
We currently intend to pay out dividends at a payout ratio of approximately 30% of Adjusted Net Income. This policy is, however, subject to change. The declaration and payment of dividends by the Company is at the sole discretion of our board of directors, and there can be no assurance that any dividends will be paid in or for any given period.
Securities Authorized for Issuance under Equity Compensation Plans
See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”
Stock Performance Graph
The following graph compares the cumulative total stockholder return on our Common Stock from our US IPO through March 16, 2026, with the cumulative total return on (i) the Nasdaq Composite, (ii) the Russell 2000 stock index, and (iii) a select peer group of U.S Professional Services / Advisory companies. This graph assumes that the investment in the Company’s Common Stock and each index was $100 on January 27, 2026 and that all dividends were reinvested. The historical information set forth below is not necessarily indicative of future performance.
The peer group includes FTI Consulting (FCN), Huron Consulting Group (HURN), CRA International (CRAI), Exponent (EXPO) and ICF International (ICFI).

Comparison of Cumulative Total Return Since PPHC U.S. IPO
$120.0
$110.0
$100.0
$90.0
$80.0
1/27/2026
2/4/2026
2/12/2026
2/23/2026
3/3/2026
3/11/2026
$106.4
$93.9
$93.9
$83.7
PPHC
Russell 2000
Nasdaq Composite
U.S. Professional Services / Advisory Peers

	January 27, 2026	February 04, 2026	February 12, 2026	February 23, 2026	March 03, 2026	March 11, 2026
PPHC	$100.00	$100.90	$100.10	$100.00	$102.00	$109.50
Russell 2000	$100.00	$98.40	$98.10	$98.30	$97.80	$95.40
Nasdaq Composite	$100.00	$96.20	$94.90	$95.00	$94.50	$95.40
U.S. Professional Services / Advisory Peers	$100.00	$95.40	$84.20	$84.50	$91.80	$86.80
Unregistered Sales of Equity Securities
During the year ended December 31, 2025, we have issued and sold the following securities of the Company (each presented on an adjusted basis to give retrospective effect to the Reverse Stock Split), which were not registered under the Securities Act:
On April 1, 2025, we issued 593,228 shares of Common Stock to the sellers as initial consideration for the acquisition of the assets of TrailRunner International, LLC in reliance on the exemption provided in Rule 506(c) under the Securities Act.
On April 14, 2025, we issued 2,000 shares to an employee upon the vesting of restricted stock units (“RSUs”) previously issued under the Omnibus Incentive Plan for services to the Company in reliance on the exemption provided in Rule 701 under the Securities Act.
On June 18, 2025, we issued 65,647 shares of Common Stock to the sellers as earnout consideration pursuant to the asset purchase agreement relating to the acquisition of the assets of KP Public Affairs LLC in reliance on the exemption provided in Rule 506(c) under the Securities Act.
On June 18, 2025, we issued (i) 60,984 shares of Common Stock (including 9,334 shares issued upon the vesting of previously issued RSUs) and 114,280 RSUs to our executive officers; and (ii) 232,937 shares of Common Stock (including 89,000 shares issued upon the vesting of previously issued RSUs), 62,588 options and 384,252 RSUs to other Company employees, in each case pursuant to the Omnibus Incentive Plan for services to the Company and in reliance on the exemption provided in Rule 701 under the Securities Act.
On July 22, 2025, we issued 47,201 shares of Common Stock (all of which was issued upon the vesting of previously issued RSUs) to our executive officers; and (ii) 138,271 shares of Common Stock (all of which was issued upon the vesting of previously issued RSUs) to other Company employees, in each case pursuant to the Omnibus Incentive Plan for services to the Company and in reliance on the exemption provided in Rule 701 under the Securities Act.
On August 1, 2025, we issued 42,830 shares of Common Stock to the sellers as initial consideration for the acquisition of the assets of Pine Cove Capital LLC, in reliance on the exemption provided in Rule 506(c) under the Securities Act.
On October 28, 2025, we issued 43,337 shares of Common Stock (all of which were issued upon the vesting of previously issued RSUs) to certain of our executive officers and other Company employees, pursuant to the Omnibus Incentive Plan for services to the Company and in reliance on the exemption provided in Rule 701 under the Securities Act.
On January 1, 2026, we issued 6,579 shares of Common Stock to a seller as initial consideration for the acquisition of the assets of B. Shaw Communications, LLC, in reliance on the exemption provided in Rule 506(c) under the Securities Act.
On March 5, 2026, we issued 10,000 shares of Common Stock to an employee under the Omnibus Incentive Plan for services to the Company in reliance on the exemption provided in Rule 701 under the Securities Act.
Use of Proceeds
The gross proceeds to us from the sale of shares of our Common Stock in our initial public offering was $45.8 million. This is calculated based on the initial public offering price of $12.25 per share and includes the gross proceeds received by us from the underwriters’ exercise of their over-allotment option to purchase additional shares.
We received net proceeds from the IPO of approximately $36.1 million (including shares sold upon the underwriters' partial exercise of their over-allotment option), after deducting underwriting discounts of $3.0 million and offering expenses of $6.8 million. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates.
We intend to use the proceeds to the Company from our initial public offering to fund working capital and for general corporate purposes, potentially including future acquisitions of new portfolio companies. We did not receive any proceeds from the sale of Common Stock by the selling shareholders. Refer to Note 19. Subsequent Events.
Repurchases
None.
ITEM 6.     RESERVED
ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following, Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), summarizes the significant factors affecting the operating results, financial condition and liquidity, and cash flows of the Company as of and for the years ended December 31, 2025, and 2024 . This MD&A should be read in conjunction with our consolidated financial statements, the accompanying notes to the consolidated financial statements and the other financial information included in this Annual Report on Form 10-K. Except for historical information, the matters discussed in this MD&A contain various forward-looking statements that involve risks and uncertainties and are based upon judgments concerning various factors beyond our control. Our actual results could differ materially from those anticipated in these forward-looking statements. All forward-looking statements speak only as of the date on which they are made. We undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made, except as required by applicable law. Certain monetary amounts, percentages and other figures included in this MD&A have been subject to rounding adjustments. Accordingly, figures shown as totals in certain tables or charts may not be the arithmetic aggregation of the figures that precede them, and figures expressed as percentages in the text may not total 100% or, as applicable, when aggregated may not be the arithmetic aggregation of the percentages that precede them.
Overview
Public Policy Holding Company, Inc. ("we," "us," "our," "PPHC," or the "Company") through our wholly-owned subsidiaries, operates a portfolio of firms that offer global strategic communications services, including government relations, corporate communications and public affairs. Engaged by over 1,400 clients, including companies, trade associations and non-governmental organizations, we are active in all major sectors of the economy, including healthcare and pharmaceuticals, financial services, energy, technology, telecoms and transportation. Our services help clients to enhance and defend their reputations, advance policy goals, manage regulatory risk and engage with federal and state-level policy makers, stakeholders, media and the public in multiple jurisdictions and with diverse and complementary capabilities.
Since our inception in 2014, we have acquired and integrated numerous businesses specializing in key facets of strategic communications, including government relations, public affairs, research, crisis management, investor relations and creative communications delivery. Under the PPHC holding company, we now operate as 12 member companies in the United States (“US” or "U.S.") and the United Kingdom (“UK”), with expanding reach into Europe and parts of Asia and the Middle East. These 12 member companies include Crossroads, Forbes Tate, Seven Letter, O’Neill, Alpine, KP, MultiState, Concordant, Lucas, Pagefield, TrailRunner, and Pine Cove.
We operate in large growing markets that we believe provide us significant opportunity for continued growth. We estimate our total addressable market (“TAM”) in 2024 was in excess of $20.0 billion, comprising $4.4 billion of disclosed federal lobbying expenditure, an estimated $2.2 billion of partially disclosed total US state-based lobbying expenditure, an estimated $5.6 billion global public affairs spend, and an estimated $8.4 billion global corporate communications spend. The latter, which covers corporate, crisis, and financial communications, became part of our offering with the 2025 acquisition of TrailRunner. We believe this segment may be larger than $8.4 billion, though it is difficult to quantify given that industry metrics often combine it with broader public relations categories—such as marketing communications—that PPHC does not provide.
We have built a scalable platform which also creates cross-selling and referral opportunities. We provide our companies with a scalable platform for growth, providing uniform and efficient financial infrastructure, legal services, human resources, compliance and administration at the parent company level. We also incentivize cross-company selling, talent referrals and effective conflict management remedies across our client portfolio.
We have grown our geographical reach and practice capabilities to provide clients a full range of services through multiple member companies. Our evolution to date is the result of a careful and methodical strategy to build a unique service platform to simplify and more effectively address global client challenges and opportunities in an increasingly fragmented and accelerated policy and communications landscape. This growth strategy is predicated on adding both geographic reach for clients and a complete set of asset capabilities to bring the client the ability to synthesize and simplify the best in class practices to address policy and reputational issues. Leveraging deep policy and issue expertise derived from our original core government relations member companies, first established in 2014, we now work with clients to provide the full-spectrum of strategic communications, including government affairs, public affairs, issues and crisis communications, financial communications and corporate and institutional reputation management needs.
Building on the globalization of public policy and reputation challenges, our founders and many of our senior managers operate in Washington, DC, and have past careers and/or close professional ties to the US executive branch, Congress and regulatory authorities over a period of more than 30 years. Other leaders operate principally at the state or regional level, drawing on decades of experience, deep community ties and relationships with key stakeholders in key markets, including California, Texas and New York. With the acquisition of Pagefield in June 2024 and TrailRunner in April 2025, we have expanded our operations to London, Shanghai, Abu Dhabi and Dubai, giving us truly global reach. We continue to look for opportunities to broaden the geographic scope of our services both domestically and abroad.
Adding complementary practice capabilities to augment geographic coverage, our business comprises three reporting segments—Government Relations Consulting, Corporate Communications & Public Affairs Consulting and Compliance and Insights Services—corresponding to the different types of strategic communications services our member companies provide to our clients:
•Government Relations Consulting services include advocacy, strategic guidance, political intelligence and issue monitoring at the United States federal and state levels and internationally through our offices in London;
•Corporate Communications & Public Affairs Consulting services include crisis communications, community relations, social and digital media, public opinion research, branding and messaging, relationship marketing and litigation support; and
•Compliance and Insights Services include lobbying compliance services and legislative tracking.

As of December 31, 2025, we had approximately 1,400 active client relationships, which were highly diversified with the top 10 PPHC clients representing 9.2% of revenue in 2025 versus 8.7% at the end of the year ended December 31, 2024. We have no single client representing more than 2.1% of overall revenues for the year ended December 31, 2025. Our client base includes corporate, trade association and non-profit client organizations across a range of industries. Our client portfolio includes clients in the healthcare and pharmaceuticals, defense and aerospace, agriculture, financial services, energy, technology, telecom and transportation sectors. We also have a track record of high client retention, with an average annual renewal rate of approximately 77.4% and an average revenue retention rate of 85.5% between 2020 to 2025.
From January 1, 2018 to December 31, 2025, we achieved revenue growth of 27.6% CAGR, with organic revenue growth of 15.0% CAGR over the same period.
Financial Results
•In the year ended December 31, 2025, Revenue increased by 24.7% to $186.5 million, with organic growth contributing 6.2% and the balance driven by four acquisitions made in 2024 and 2025.
•GAAP Net losses increased from $(24.0) million in 2024 to $(39.0) million in 2025, the losses primarily being the result of a $29.6 million share based accounting charge stemming from the UK IPO and the treatment of acquisitions in our accounts. The increase in loss in 2025 was driven by a $9.7 million increase in post-combination compensation charges primarily stemming from the Lucas, Pagefield, TrailRunner and Pine Cove acquisitions, a $9.1 million impairment charge related to Pagefield's intangibles and goodwill, and an increase of $3.2 million in the change in fair value of contingent consideration.
•Adjusted EBITDA was at record level of $45.4 million, up 17.7% as compared to prior year, achieved at a 24.3% margin.
•Adjusted Net Income of $36.6 million was up 32.1% as compared to prior year that includes an increase in finance costs offset by a more favorable effective tax rate.
•Adjusted EPS fully diluted of $1.39 was up $0.27 or 24.7%, with fully diluted share count increasing by 5.9%.
•PPHC's cash generation remains robust with net cash flows provided by operating activities increasing by $8.4 million to $24.8 million while Adjusted Free Cash Flow increased to $36.9 million as compared to $22.2 million in 2024, reflecting strong cash conversion helped by diligent working capital management.

	Years ended December 31,
	2025	2024	$ Change		% Change
Revenue	$186.5	$149.6	$37.0		24.7%
Net loss	$(39.0)	$(24.0)	$(15.0)		62.5%
Adjusted EBITDA	$45.4	$38.6	$6.8		17.7%
Adjusted EBITDA margin	24.3%	25.8%	(1.5)	pts
Adjusted net income	$36.6	$27.7	$8.9		32.1%
Basic and diluted loss per share	$(2.37)	$(2.34)	$(0.03)		(1.3)%
Adjusted EPS fully diluted	$1.39	$1.11	$0.27		24.7%
Dividend paid, per share	$0.344	$0.702	$(0.358)		(51.0)%
Cash and cash equivalents at end of period	$20.4	$14.5	$5.9		40.6%
Net debt at period-end	$(26.6)	$(17.5)	$(9.0)		51.6%
(1) Refer to the Non-GAAP Financial Measures section below for our definition of the non-GAAP measures.
Recent Developments
Refer to Item 8. Financial Statements and Supplementary Data, Note 19 - Subsequent Events of this Form 10K.
Comparison of the years ended December 31, 2025 and December 31, 2024
Results of Operations
Amounts presented in the tables below are in millions, except percentages, share and per share data and unless otherwise noted.

The table below presents the detailed components of our income statement:

Income Statements	Twelve months ended December 31,
	2025	2024	% Variance	$ Variance
Revenue	$186.5	$149.6	24.7%	$37.0
Operating expenses:
Staff cost - direct	92.1	75.6	21.8%	16.5
Share based accounting charge - direct	26.7	26.6	0.4%	0.1
Long term incentive program charges - direct	6.0	3.3	81.4%	2.7
Post-combination compensation - direct	21.3	11.6	83.4%	9.7
Bonus - direct	14.7	9.5	55.8%	5.3
Salaries and other personnel costs	160.8	126.6	27.0%	34.2
Amortization expense – technology	0.6	0.6	—%	—
Office costs	6.5	5.1	28.3%	1.4
Office and other direct costs	7.1	5.7	25.5%	1.4
Cost of services	167.9	132.3	26.9%	35.6
Staff cost - indirect	7.5	6.1	22.0%	1.3
Share based accounting charge - indirect	3.0	5.2	(42.7)%	(2.2)
Long term incentive program charges - indirect	1.0	0.8	25.5%	0.2
Non-staff costs	18.3	13.8	32.9%	4.5
Bonus - indirect	2.0	0.9	115.7%	1.1
Salaries, general and administrative	31.8	26.8	18.5%	5.0
Mergers and acquisitions expense	0.8	2.4	(65.6)%	(1.6)
Amortization	5.5	4.1	33.5%	1.4
Depreciation	0.2	0.1	41.2%	0.1
Depreciation and amortization expense	5.7	4.2	33.7%	1.4
Loss on impairment of intangible assets	2.9	—	—	2.9
Loss on impairment of goodwill	6.2	—	—	6.2
Change in fair value of contingent consideration	5.1	1.9	169.5%	3.2
Total operating expenses	220.5	167.7	31.4%	52.7
Loss from operations	(33.9)	(18.2)	86.8%	(15.8)
Gain on bargain purchase	2.0	2.5	(17.1)%	(0.4)
Other income, net	0.6	—	—	0.6
Interest income	0.1	0.2	(54.2)%	(0.1)
Interest expense	(3.4)	(1.9)	79.0%	(1.5)
Net loss before income taxes	(34.6)	(17.4)	98.8%	(17.2)
Income tax expense	4.4	6.5	(32.8)%	(2.1)
Net income	$(39.0)	$(24.0)	62.8%	$(15.0)
Revenue
We generate substantially all of our revenue by providing consulting services related to Government Relations, Corporate Communications and Public Affairs Consulting and Compliance and Insights Services, primarily through fixed-fee arrangements whereby the client pays a fixed monthly retainer or subscription amount in exchange for a predetermined set of professional services. We recognize retainer revenue over time by measuring the progress toward complete satisfaction of the performance obligation. We also generate a smaller portion of our revenue from project-specific revenues which was generally between 5% and 10% of total revenue in the years ended December 31, 2025 and 2024.

The components of fluctuations in revenue by reportable segment for the years ended December 31, 2025 and 2024 were as follows:

	Years ended December 31,
	2025			2024
	Revenue from acquisitions	Organic revenue	Total revenue	Total revenue	Organic Revenue Growth(1)	Total Growth
Government Relations Consulting	$2.3	$106.2	$108.5	$102.5	3.6%	5.9%
Corporate Communications & Public Affairs Consulting	25.4	39.7	65.1	36.4	8.9%	78.7%
Compliance and Insights Services	—	13.0	13.0	10.7	21.5%	21.5%
Total	$27.7	$158.9	$186.5	$149.6	6.2%	24.7%
(1) Refer to the Non-GAAP Financial Measures section below for the Company’s definition of Organic Revenue Growth.
Our total revenue increased 24.7%, to $186.5 million for the year ended December 31, 2025 compared to $149.6 million for the year ended December 31, 2024, with Organic Revenue Growth contributing 6.2% of growth.
This performance was supported by increased client demand, particularly within our Compliance and Insights Services segment as well as Corporate Communications & Public Affairs segment, combined with sustained demand for Government Relations Consulting. These increases demonstrate the stability of the Company’s core business operations, the dedication of our management teams across our member companies, and the critical importance of our work to our clients, with the balance of growth driven by the successful integrations of two Q2 2024 acquisitions, Lucas and Pagefield, which have meaningfully contributed to the Company’s financial performance in 2025 as well as the Q2 2025 acquisition of TrailRunner and the Q3 2025 acquisition of Pine Cove.
Organic growth of 6.2% for the year ended December 31, 2025 was primarily attributable to the strong organic growth in Compliance and Insights Services at 21.5%, as a result of high renewal rates, price increases, and new clients wins, all together reflective of a unique and high value-added offering together with our increased organic growth in both our Corporate Communications & Public Affairs segment at 8.9% and Government Relations segment at 3.6%.
During the year ended December 31, 2025, 58.1% of the Company’s revenues were attributable to our Government Relations segment as compared to 68.5% during the year ended December 31, 2024. That decrease was offset by the revenues attributable to our Corporate Communications & Public Affairs segment, which increased substantially to 34.9% during the year ended December 31, 2025 compared to 24.3% in the prior year; 7.0% of our total revenues were from our Compliance and Insights Services segment, a slight decrease as compared to the previous year of 7.2%.
Our Government Relations Consulting segment’s revenue increased by 5.9%, to $108.5 million for the year ended December 31, 2025, compared to $102.5 million as reported for the year ended December 31, 2024. These increases reflect Organic Revenue Growth of 3.6%, for the year ended December 31, 2025 in tandem with the acquisitions of Pagefield (completed in 2024 Q2) and Pine Cove (completed in 2025 Q3).
Our Corporate Communications & Public Affairs Consulting segment’s revenue increased by 78.7% to $65.1 million for the year ended December 31, 2025, compared to $36.4 million for the year ended December 31, 2024. These increases reflect Organic Revenue Growth of 8.9% for the year ended December 31, 2025, a result of a strong rebound from a soft first half of 2024, in tandem with the acquisitions of Pagefield, Lucas (both completed in 2024 Q2) and TrailRunner (completed in 2025 Q2).
Our Compliance and Insight Services segment’s revenue grew by 21.5% to $13.0 million for the year ended December 31, 2025, compared to $10.7 million for the year ended December 31, 2024. 100% of this growth was organic, driven by increasing demand for specialized services, including compliance, grant writing, and research-driven policy insights, and characterized by high renewal rates, favorable pricing and new clients wins, all together reflective of a unique and high value-added offering.
For the year ended December 31, 2025, we generated $8.9 million, or 4.8% of our total revenue, outside of the US, as compared to $4.1 million, or 2.7% for the year ended December 31, 2024, being a result of our growing international presence resulting from our Pagefield and TrailRunner acquisitions.

Cost of Services
The table below presents the components of cost of services:

	Years Ended December 31,
	2025	2024	$ Change	% Change
Salaries and other personnel costs
Staff cost - direct	$92.1	$75.6	$16.5	21.8%
Share based accounting charge - direct	26.7	26.6	0.1	0.4%
Long term incentive program charges - direct	6.0	3.3	2.7	81.4%
Post-combination compensation - direct	21.3	11.6	9.7	83.4%
Bonus - direct	14.7	9.5	5.3	55.8%
Total salaries and other personnel costs	160.8	126.6	34.2	27.0%
Office and other direct costs
Amortization developed software	0.6	0.6	—	—
Office costs	6.5	5.1	1.4	28.3%
Total office and other direct costs	7.1	5.7	1.4	25.5%
Cost of services	$167.9	$132.3	$35.6	26.9%
Salaries and other personnel costs represent our largest component of cost of services. Its principal components include employee salaries and benefits, share-based accounting charges, long term incentive program charges, post-combination compensation expense, and employee bonuses from operations that deliver services to our clients. For the year ended December 31, 2025, salaries and other personnel costs increased by 27.0% to $160.8 million compared to $126.6 million for the year ended December 31, 2024. Of the $34.2 million increase, $20.9 million was driven by the acquisitions of TrailRunner and Pine Cove in 2025 as well as an increase of $3.8 million from Lucas and Pagefield as they were acquired in Q2 2024; the remaining increases were driven by targeted hiring in tandem with revenue growth across all three segments to support our growing business. Long-term incentive program ("LTIP") charges were $6.0 million for the year ended December 31, 2025 compared to $3.3 million for the year ended December 31, 2024 primarily a result of the program reaching its steady state level and the majority of the three year vesting completed in 2025. Our post-combination compensation expense increased by 83.4% year over year, also a result of our 2024 and 2025 acquisitions. Annual bonus amounts were $14.7 million for the year ended December 31, 2025 compared to $9.5 million for the year ended December 31, 2024; These bonus amounts represent annual bonus payments paid as compensation for services to senior executives and employees based on the Company’s performance, the relative performance of the member company and for the individuals meeting their performance goals.
Office and other direct costs also represent a component of cost of services. Its principal component includes operating lease expense for premises leased by the Company’s member and holding companies. Office and other direct costs increased by 25.5% in the year ended December 31, 2025 to $7.1 million, compared to $5.7 million for the year ended December 31, 2024, resulting from the additional office spaces associated with the acquisitions of Lucas, Pagefield, Pine Cove and TrailRunner.
Salaries, general and administrative expenses
The table below presents the components of general and administrative expenses:

	Years Ended December 31,
	2025	2024	$ Change	% Change
Non-staff costs	$18.3	$13.8	$4.5	32.9%
Staff cost - indirect	7.5	6.1	1.3	22.0%
Share based accounting charge - indirect	3.0	5.2	(2.2)	(42.7)%
Bonus - indirect	2.0	0.9	1.1	115.7%
Long term incentive program charges - indirect	1.0	0.8	0.2	25.5%
Salaries, general and administrative	$31.8	$26.8	$5.0	18.5%
Salaries, general and administrative expenses’ principal components comprise general and administrative expenses, employee salaries, share-based accounting charges, long term incentive program charges, post-combination compensation expense, US and UK public company costs and related costs, advisory costs, benefits and bonuses of employees employed in our corporate function. Salaries, general and administrative expenses increased 18.5% in the year ended December 31, 2025, to $31.8 million, compared to $26.8 million for the year ended December 31, 2024, reflecting investments in the Company’s holding company in preparation for our US IPO in building out a robust and experienced team to support our new reporting requirements, increases in costs of advisors and auditors related to the US IPO, and additional costs such as valuation experts associated with the Lucas, Pagefield, TrailRunner and Pine Cove acquisitions. Additionally, the share-based accounting charge decreased by $2.2 million in the year ended December 31, 2025 a result of the accelerated vesting of retained Pre-UK IPO shares for a single executive upon retirement from the Company during the year ended December 31, 2024.
Mergers and acquisitions expense
The principal components of mergers and acquisitions expense include legal, audit and other advisory expenses, transaction taxes such as UK stamp duty related to acquisitions made in the UK, and debt origination costs. Mergers and acquisitions expense decreased by 65.6% in the year ended December 31, 2025, to $0.8 million, compared to $2.4 million in the year ended December 31, 2024, reflecting the reduction in costs from the relatively high 2024 costs associated with the acquisitions of Lucas and Pagefield, the latter representing the Company’s first non-US acquisition. During 2025, the Company utilized less external resources for the TrailRunner and Pine Cove acquisitions.
Loss of impairment of intangible assets
Loss of impairment of intangible assets for 2025 was $2.9 million as compared to zero for the year ended December 31, 2024. Refer to Note 6. Goodwill And Intangible Assets.
Loss on impairment of goodwill
Loss on impairment of goodwill for 2025 was $6.2 million as compared to zero for the year ended December 31, 2024. Refer to Note 6. Goodwill and Intangible Assets.
Depreciation and amortization expense
The table below presents the components of depreciation and amortization expense:

	Years Ended December 31,
	2025	2024
Cost of services
Amortization – technology	$0.6	$0.6
Charged to cost of services	0.6	0.6
Depreciation and amortization expense
Amortization – customer relations companies acquired	4.8	3.7
Amortization – non-compete companies acquired	0.7	0.4
Depreciation	0.2	0.1
Charged to depreciation and amortization expense	5.7	4.2
Total depreciation and amortization expense	$6.2	$4.8
The principal components of depreciation and amortization expense include the amortization of intangible assets relating to customer relationships, developed technology, and non-compete contracts. Depreciation and amortization expense increased by 29.8% in the year ended December 31, 2025, to $6.2 million, compared to $4.8 million in the year ended December 31, 2024, reflecting additional costs associated with the acquisitions of Lucas, Pagefield and TrailRunner.
Change in fair value of contingent consideration
Change in fair value of contingent consideration represents changes in the obligations relating to historical acquisitions, to the extent those obligations are not subject to vesting or claw-back provisions. The contingent consideration represents a liability is settled through a combination of cash and shares of our Common Stock based on the respective purchase agreement and the amount ultimately paid is dependent on the achievement of certain operating results. Change in fair value of contingent consideration increased by 169.5% in the year ended December 31, 2025, to $5.1 million, compared to $1.9 million in the year ended December 31, 2024, reflecting a combination of changes in the outlook of companies already under earnout prior to year end such as MultiState, KP, Lucas and Pagefield.

Gain on bargain purchase
Gain on bargain purchase comprises of the difference between the fair value of the net identifiable assets acquired and the purchase price paid, where the purchase price is lower than the fair value of the acquired assets. There was a $2.0 million gain on bargain purchase for the year ended December 31, 2025 resulting from the 2025 acquisition of TrailRunner and Pine Cove compared to $2.5 million in the year ended December 31, 2024 resulting from the 2024 acquisition of Lucas Public Affairs.
Interest income
Interest income represents the interest income accrued on interest bearing accounts and financial instruments. Interest income decreased by 54.2% in the year ended December 31, 2025, to $0.1 million, compared to $0.2 million in the year ended December 31, 2024, reflecting a decrease in interest earned on loans made to certain Alpine employees.
Interest expense
Interest expense represents the interest expense incurred under our Term Loans as defined in Item 8. Financial Statements, Note 9 - Notes Payable, which includes a description under “—Liquidity and Capital Resources—Financial Obligations". Interest expenses includes cash interest and debt discount amortization amounts. Interest expense increased by 79.0% in the year ended December 31, 2025, to $3.4 million, compared to $1.9 million in the year ended December 31, 2024, reflecting interest on increased principal amounts that are associated with new Term Loans with financial institutions in 2025.
Non-GAAP Financial Measures
Our management uses a variety of financial and operating metrics to analyze our performance. These metrics are significant factors in assessing our operating results and profitability. These financial and operating metrics include Adjusted EBITDA, Adjusted EBITDA margin, Adjusted EBITDA Including M&A expense, Adjusted net income, Adjusted EPS basic, Adjusted EPS fully diluted, Organic Revenue Growth, and Adjusted Free Cash Flow which are financial measures not recognized under US GAAP.
These non-GAAP financial measures are used by management to measure our operating performance, but may not be directly comparable to similar measures, such as EBITDA or Adjusted EBITDA, relied on or reported by other companies, including other companies in our industry. We believe excluding items that neither relate to the ordinary course of business nor reflect our underlying business operating performance, such as equity-based compensation, the amortization of acquired intangible assets, acquisition-related post-combination compensation and contingent consideration, gains on bargain purchase price, interest and tax enables meaningful period-to-period comparisons of our operating performance. We also use these non-GAAP financial measures when publicly providing our business outlook, for internal management purposes, and as a basis for evaluating potential acquisitions and dispositions.
We believe that the exclusion of equity-based compensation expense such as stock options, RSAs, RSUs and equity-based compensation related to retained Pre-UK IPO shares granted in relation to our listing on the London Stock Exchange, is appropriate because it eliminates the impact of non-cash expenses for equity-based compensation costs that are based upon valuation methodologies and assumptions that can vary significantly over time due to factors that are (i) unrelated to our core operating performance, and (ii) can be outside of our control. Although we exclude equity-based compensation expenses from our non-GAAP measures, equity compensation has been, and will continue to be, an important part of our future compensation and retention strategy and a significant component of our future expenses that may increase in future periods. Additionally, we believe the exclusion of compensation expense related to share appreciation rights, which are cash settled, is unrelated to our core operating performance in addition to the fact that share appreciation rights are no longer part of our compensation plans going forward.
We define Adjusted EBITDA, which is a non-GAAP financial measure, as consolidated net loss before depreciation, interest income, interest expense, income tax expense, mergers and acquisitions (“M&A”) expenses, long-term incentive program charges, share-based accounting charges, post-combination compensation charges, impairment, change in fair value of contingent consideration, gain on bargain purchase price net of deferred taxes and amortization of intangible assets. Adjusted EBITDA Incl. M&A expense we define as net loss before depreciation, interest income, interest expense, income tax expense, long-term incentive program charges, share-based accounting charges, post-combination compensation charges, change in fair value of contingent consideration, gain on bargain purchase price net of deferred taxes and amortization of intangible assets. We define Adjusted EBITDA Margin as Adjusted EBITDA divided by revenue. We believe that these non-GAAP financial measures, when considered together with our GAAP financial results and GAAP financial measures, provide management and investors with a more complete understanding of our operating results, including underlying trends. While our Adjusted EBITDA may not be directly comparable to the EBITDA or other measures used by others, we believe it helps provide a clearer picture of the underlying performance of the business by removing certain expenses tied to specific historical acquisitions, including post-combination compensation charges, as well as non-cash charges such as depreciation and amortization of intangibles. Additionally, we believe that Adjusted EBITDA provides investors and management with operating results that reflect our core operating activity of serving clients by removing the highly variable M&A costs expenditure.
We define Adjusted Net Income, which is a non-GAAP financial measure, as consolidated net loss before long-term incentive program charges, share-based accounting charges, post-combination compensation charges, change in fair value of contingent consideration, impairment, gain on bargain purchase price net of deferred taxes and amortization of intangible assets. We use Adjusted Net Income for the purpose of calculating Adjusted Earnings per Share ("Adjusted EPS", being referenced as either "Adjusted EPS, basic" or "Adjusted EPS, fully diluted"). Management uses Adjusted EPS diluted to assess total group operating performance on a consistent basis. We define Adjusted Net Income as net income excluding the impact of long-term incentive program charges, share-based accounting charges, post-combination compensation charges, change in fair value of contingent consideration, gain on bargain purchase price net of deferred taxes and amortization of intangible assets. We believe that these non-GAAP financial measures, when considered together with our GAAP financial results and GAAP financial measures, provide management and investors with a clearer picture of our underlying business operating results.
We define Adjusted Free Cash Flow, which is a non-GAAP financial measure, as net cash provided by operating activities less cash payments for purchases of property and equipment and less acquisition related payouts classified in operating cash flows specifically changes in prepaid post combination payments, changes in other liability (liability classified earnout obligations) and changes in contingent consideration. We believe this non-GAAP financial measure, when considered together with our GAAP financial results, provides management and investors with useful supplemental information on our ability to generate cash for ongoing business operations and capital deployment.
We define Net Cash (Debt) as total unrestricted cash and cash equivalents less the total principal amount of debt outstanding. The total principal amount of debt outstanding is comprised of the long-term debt and current maturities of long-term debt as presented in our consolidated balance sheets adding back any debt issuance costs. We believe that the presentation of Net Cash (Debt) provides useful information to investors because our management reviews Net Cash (Debt) as part of our oversight of overall liquidity, financial flexibility and leverage.
We define Organic Revenue Growth as the year-over-year revenue growth excluding revenues from acquired businesses for the first twelve months following the date of acquisition. For purposes of this calculation, the revenue of an acquired business is classified as acquired revenue and excluded from Organic Revenue Growth until the thirteenth month following the acquisition date. Beginning in the thirteenth month, the revenue from that acquisition is included in the Organic Revenue Growth comparison against the corresponding prior-year period. This approach ensures comparability by aligning revenue bases year-over-year and isolating the performance of our ongoing operations. We believe that Organic Revenue Growth is a useful supplemental metric for investors and management, as it provides a clearer view of underlying revenue trends excluding the impact of acquisition-related growth.
Executive Highlights
The table below presents the revenue, its growth, and other financial performance measures over the period 2018-2025. Results for the period 2018-2025 provides supplemental financial information prior to our initial registration with the SEC:

	2018	2019	2020	2021	2022	2023	2024	2025	CAGR 2018-2025
Revenue	$33.8	$55.5	$77.4	$99.3	$108.8	$135.0	$149.6	$186.5	27.6%
Revenue growth (year over year)	28.0%	64.2%	39.5%	28.3%	9.6%	24.1%	10.8%	24.7%
Organic Revenue Growth	25.3%	32.5%	8.3%	24.4%	6.7%	2.0%	2.7%	6.2%
Net loss					$(15.0)	$(14.2)	$(24.0)	$(39.0)
Adjusted EBITDA(1)					$31.5	$35.4	$38.6	$45.4
Net loss margin					(13.8)%	(10.6)%	(16.0)%	(20.9)%
Adjusted EBITDA margin					29.0%	26.2%	25.8%	24.3%
Top 10 clients as % of total revenue	25.9%	17.9%	12.3%	14.7%	11.0%	10.8%	8.7%	9.2%
(1)We have presented Adjusted EBITDA from 2022 onwards only as, prior to 2022, we were formed as a partnership with profits being distributed to the partners.
The table below sets out the non-GAAP financial measures used by our management together, in each case, with the nearest comparable measure under GAAP.

	As reported for the years ended December 31,
	2025	2024	$ Change		% Change
Revenue	$186.5	$149.6	$37.0		24.7%
Net loss	$(39.0)	$(24.0)	$(15.0)		(62.8)%
Net loss margin	(20.9%)	(16.0%)	(4.9)	pts
Adjusted EBITDA	$45.4	$38.6	$6.8		17.7%
Adjusted EBITDA margin	24.3%	25.8%	(1.5)	pts
Adjusted Net Income	$36.6	$27.7	$8.9		32.1%
Net loss per share, basic and diluted	$(2.37)	$(2.34)	$(0.03)		(1.4)%
Adjusted EPS, diluted	$1.39	$1.11	$0.27		24.7%
Dividend per share	$0.344	$0.702	$(0.358)
Net cash provided by operating activities	$24.8	$16.4	$8.4		51.0%
Adjusted Free Cash Flow	$36.9	$22.2	$14.7		66.1%
Cash and cash equivalents at end of period	$20.4	$14.5	$5.9
Net Debt at end of period	$(26.6)	$(17.5)	$(9.0)

Reconciliation of net loss and net loss margin to Adjusted EBITDA and Adjusted EBITDA margin

	Years Ended December 31,
	2025	2024	$ Change		% Change
Net loss	$(39.0)	$(24.0)	$15.0		38.6%
Net loss margin	(20.9)%	(16.0)%	(4.9)	pts
Adjustments:
Interest income	(0.1)	(0.2)	0.1		(118.3)%
Interest expense	3.4	1.9	1.5		44.1%
Income tax expense	4.4	6.5	(2.1)		(48.8)%
Loss on impairment of intangible assets	2.9	—	2.9		—
Loss on impairment of goodwill	6.2	—	6.2		—
Other expense	(0.6)	—	(0.6)		—
Depreciation and amortization	6.2	4.8	1.4		22.9%
EBITDA	(16.5)	(10.9)	(5.7)		(34.2)%
Long-term incentive program charges	7.1	4.2	2.9		41.3%
Share-based accounting charge	29.6	31.8	(2.2)		(7.4)%
Post-combination compensation charge	21.3	11.6	9.7		45.5%
Change in fair value of contingent consideration	5.1	1.9	3.2		62.9%
Gain on bargain purchase, net of deferred taxes	(2.0)	(2.5)	0.4		(17.1)%
Adjusted EBITDA incl. M&A expenses	$44.5	$36.1	$8.4		18.9%
M&A Expenses	0.8	2.4	(1.6)		(190.9)%
Adjusted EBITDA	45.4	38.6	6.8		15.0%
Adjusted EBITDA Margin	24.3%	25.8%	(1.5)	pts
Long-term incentive program charges relate to the Omnibus Incentive Plan under which options, stock appreciation rights, restricted stock units and restricted stock awards have been granted. The amortization of the fair value of share-based awards is recorded as an expense in the statement of operations with a portion recorded to salaries and other personnel costs within cost of services and a portion recorded to general and administrative costs.
Share-based accounting charges relate to the Pre-UK IPO shares retained by our executives at the time of the London Stock Exchange IPO in 2021, governed by their new Executive Employment Agreements entered into in 2021. Under these new Employment Agreements, the retained shares were made subject to a new vesting arrangement, and will vest in equal installments over five years, provided the executive remains employed. We record a share-based accounting charge for each vesting period, with the final charge to be recorded in the year ending December 31, 2026. The expense is recorded to cost of services or general and administrative expense depending on the role of the executive. These charges are distinct from normal personnel costs because these charges are uniquely tied to the vesting agreements at the time of the UK IPO, and do not represent a cash outflow of the Company.
Post-combination expense arises from certain acquisitions that have been completed since the UK IPO. In order to protect the interests of the Company, to a certain extent the cash and shares paid and payable as part of these transactions are made subject to vesting schedules that require continued employment. The addition of these provisions to purchase price paid and payable for an acquired business creates a post-combination compensation charge in accordance with accounting guidance under GAAP (ASC 805-10-55-25 - Business Combinations - Arrangements for Contingent Payments to Employees or Selling Shareholders). These charges are distinct from normal personnel costs because (i) these payments are directly tied to the acquisition of the respective company and prescribed within such purchase agreements (ii) these payments are incremental to the market rate compensation packages afforded to the same recipients (iii) the post-combination compensation is limited in time to the earnout period agreed at the point of acquisition of a company, and will no longer be an expense after the expiration of that earnout.
Change in fair value of contingent consideration arises from the remeasurement of contingent consideration relating to the business acquisitions of the Company. We exclude these costs, or gains, from calculating non-GAAP measures because (i) they are based upon valuation methodologies and assumptions that vary over time and are outside of our control and (ii) they are unrelated to our core operating performance.
Gain on bargain purchase, net of deferred taxes as a non-cash gain, have been excluded from the calculation of non-GAAP measures.

M&A costs are comprised of costs incurred around the time of a business combination transaction, such as legal and professional fees, debt origination costs, and transaction-related taxes, directly incurred as a result of acquisitions. The exclusion of merger and acquisition-related costs provides investors with a clearer understanding of our core operating performance, as these costs are unrelated to our efforts to serve our clients and can vary significantly from period-to-period depending on the timing, size, and complexity of transactions, which can distort comparability of financial results over time.
EPS and Adjusted EPS, fully diluted for the years ended December 31, 2025 and 2024, were as follows:

	Years Ended December 31,
	2025			2024
	GAAP	Adjustments(1)	Non-GAAP	GAAP	Adjustments	Non-GAAP
Net loss and Adjusted Net Income	$(39.0)	$75.6	$36.6	$(24.0)	$51.7	$27.7
Adjustments to Net Income
Amortization of intangible assets		6.0			4.7
Share-based accounting charge		29.6			31.8
Post-combination compensation charge		21.3			11.6
Change in fair value of contingent consideration		5.1			1.9
Long-term incentive program expense		7.1			4.2
Gain on bargain purchase price		(2.0)			(2.5)
Loss on impairment of intangible assets		2.9			—
Loss on impairment of goodwill		6.2			—
Other income, net		(0.6)			—
		$75.6			$51.7
Weighted average number of shares outstanding
-Common Shares	17,466,665			13,409,160
-Legally outstanding shares			24,774,796			23,640,804
-Fully Diluted			26,438,978			24,954,426
Earnings per share (EPS, $), based on
-Common Shares	(2.37)			$(2.34)
-Legally outstanding shares			$1.48			1.17
-Fully Diluted			$1.39			1.11
(1)Table may not sum due to immaterial rounding differences
The table below sets forth a reconciliation of net cash provided by operating activities to Adjusted Free Cash Flow.

	Years Ended December 31,
	2025	2024	$ Change	% Change
Net cash provided by operating activities	$24.8	$16.4	$8.4	51.0%
Prepaid post-combination expense	10.5	4.6	5.8	125.4%
Change in other liability	1.7	1.0	0.7	74.6%
Change in contingent consideration	—	0.3	(0.3)	(98.5)%
Capex	—	(0.1)	—	(80.3)%
Adjusted Free Cash Flow	$36.9	$22.2	$14.7	66.1%

The table below sets forth a reconciliation of cash and cash equivalents at period-end to net debt at period-end.

	December 31, 2025	December 31, 2024	$ Change	% Change
Cash and cash equivalents as of end of period	$20.4	$14.5	$5.9	40.6%
Notes payable, long-term, net	(37.9)	(26.0)	11.9	45.7%
Notes payable, current portion, net	(9.1)	(6.0)	3.1	50.6%
Net debt at period-end	$(26.6)	$(17.5)	$9.0	51.6%

Segment Results of Operations
As discussed in Note 17. Segment Reporting, we have three reportable segments as of December 31, 2025, Government Relations Consulting, Corporate Communications & Public Affairs Consulting and Compliance and Insights Services. The results of operations of our segments are as follows(1):

	Years Ended December 31,
	2025	2024	Change		% Change
Government Relations Consulting
Revenue	$108.5	$102.5	$6.0		5.9%
Staff costs	50.2	47.3	2.8		6.0%
Non-staff costs	9.8	8.2	1.6		19.7%
Segment Adjusted Pre-Bonus EBITDA	48.5	46.9	1.6		3.4%
Segment Adjusted Pre-Bonus EBITDA Margin	44.7%	45.8%	(1.1)	pts

Corporate Communications & Public Affairs Consulting
Revenue	65.1	36.4	28.6		78.7%
Staff costs	37.4	23.4	14.0		59.6%
Non-staff costs	8.9	5.2	3.7		70.3%
Segment Adjusted Pre-Bonus EBITDA	18.8	7.8	11.0		141.7%
Segment Adjusted Pre-Bonus EBITDA Margin	28.9%	21.4%	7.5	pts

Compliance and Insights Services
Revenue	13.0	10.7	2.3		21.5%
Staff costs	5.1	4.9	0.2		4.7%
Non-staff costs	0.8	0.7	0.1		8.3%
Segment Adjusted Pre-Bonus EBITDA	7.1	5.1	2.0		39.5%
Segment Adjusted Pre-Bonus EBITDA Margin	54.7%	47.7%	7.0	pts

Total
Revenue	186.5	149.6	37.0		24.7%
Segment Adjusted pre-bonus EBITDA	74.5	59.8	14.6		24.5%
Segment Adjusted pre-bonus EBITDA margin	39.9%	40.0%	(0.1)	pts

Unallocated bonus expense	(16.7)	(10.4)	(6.3)		61.1%
Unallocated corporate costs	(12.4)	(10.9)	(1.5)		13.5%
Adjusted EBITDA	$45.4	$38.6	$6.8		17.7%
Adjusted EBITDA Margin	24.3%	25.8%	(1.5)	pts
(1)Table may not sum due to immaterial rounding differences.
The staff costs for the year ended December 31, 2025 for the Government Relations Consulting segment increased by $2.8 million, of which $1.6 million was the result of the acquisitions of Pagefield and Pine Cove, while $1.2 million arose from increases in line with revenue. Furthermore, for the year ended December 31, 2025, the staff costs for the Corporate Communications & Public Affairs Consulting segment increased $14.0 million, of which $13.4 million reflects the acquisition of Lucas, Pagefield and TrailRunner.

Government Relations Consulting Segment Adjusted Pre-Bonus EBITDA increased by $1.6 million, or 3.4% for the year ended December 31, 2025, with expense increases from acquisitions of Pagefield (2024 Q2), Pine Cove (2025 Q3) and trade receivable provisions offsetting the associated revenue increases.
Corporate Communications & Public Affair Consulting Segment Adjusted Pre-Bonus EBITDA increased by $11.0 million, or 141.7% for the year ended December 31, 2025, as a consequence of strong organic growth reflecting a rebound from the slower first six months in 2024, in tandem with the acquisitions of Pagefield, Lucas Public Affairs (both 2024 Q2) and TrailRunner International (2025 Q2).
Compliance and Insights Services Segment Adjusted Pre-Bonus EBITDA increased by $2.0 million, or 39.5% for the year ended December 31, 2025, respectively reflecting the strong pricing of subscription contracts in this area, in combination with the increased use of technology in servicing our clients.
Factors Affecting Our Results of Operations
Ongoing changes in policy, regulatory and political activity are driving demand for our services.
The size of the market for government relations services has generally grown over the past decade. Federal level lobbying increased at a CAGR of over 4.1% between 2014 and 2025. In general, changes in power - and the associated change in agendas – drive a need for clients to interact with government and voter constituencies on policy matters. In recent years this market growth was driven by historic levels of stimulus and infrastructure spending from the federal government during and immediately after the COVID years, increased focus on state and city lobbying, and active legislative agendas at all government levels. Also following the outcome of the 2025 United States elections, we have observed material new business activity in the United States driven by evolving United States tariff policies, tax policies, antitrust initiatives and an expected move toward deregulation of certain industries. These factors are applicable to all three of our segments.
The market for public affairs is complementary to that for government relations, and is believed to be larger. While the long-term growth trends for all of these markets are believed to be similar, in the short term. Public affairs is more susceptible to the swings of economic environment and timing of elections.
Since our inception, we have grown our business substantially through strategic acquisitions of other firms in our industry and expect to make additional acquisitions in the future.
Since our founding in 2014, we have acquired multiple businesses, which currently operate as 12 semi-autonomous companies. Following each successive acquisition, each new company has been integrated into our corporate structure and its financial position, cash flows and operating results subsequently consolidated in to our accounts and annual financial statements. Our revenue has grown significantly over the period since 2014 in part as a result of such consolidation as well organic growth. In the year ending December 31, 2024, we acquired Lucas and Pagefield; In the year ending December 31, 2025 we acquired TrailRunner and Pine Cove. We continue to actively seek to expand our portfolio of member companies internationally with strategically and financially attractive opportunities while adding complementary specializations. We believe that we can substantially grow our revenue in the coming years through a combination of such acquisitions and organic growth. Our ability to grow our revenues through further M&A activity, and to and achieve our desired EBITDA margins, will depend on a number of factors, including the availability of acquisition targets and our ability to negotiate favorable pricing and terms, factors which may in turn be impacted by market conditions, interest rates and the demand for services in our industry.
Limited Exposure to Shifts in Political Power
Since inception, our strategy has been to minimize reliance on the political orientation of the parties that control executive or legislative government bodies. To that end, each of our member companies operates with clients from across the political spectrum irrespective of their party affiliation. In addition, we do not engage in work for political campaigns. This approach is intended to ensure stability in our client base and mitigate the potential impact of changes in political leadership on our business operations.
Relatively low cyclicality of demand for lobbying services helps mitigate greater cyclicality in the public affairs and strategic communications market.
The level and variability of demand for lobbying services varies by industry, and the demand for lobbying services can be impacted by political developments such as proposed legislation affecting a particular industry or group. For example, in a given year, proposed soda taxes may result in increased lobbying spend by the beverage industry or legislation affecting federal health care spending or reimbursements could boost lobbying spend by the healthcare and pharmaceutical industries. Overall, however, lobbying spend appears to be less correlated to the to the economic cycle, and has shown a relatively modest decline during recent recessions—for example, there was only a ~2% decline in active lobbyist positions during the 2008 recession.
By contrast, corporate allocations to public affairs are more exposed to cyclicality, for example through project-based fees, than government affairs. During an economic downturn, clients may be more likely to defer big public affairs projects and trim media spend. Increased public affairs spending in recent years has been driven by several key trends, including more advanced digital engagement capabilities and channels and heightened consumer and brand activism, but there can be no assurance that such trends will continue. We believe that our core lobbying relationships provide a strong foothold giving us access to client decision makers, and we have seen less cyclical variability in our related public relations revenues than our competitors that do not have integrated lobbying offerings.
There has been recent discussion in the financial press about a heightened risk of recession in the US or other global markets over the next 12 months. While, as noted, we would expect any resulting impact on the demand for our services to be felt primarily in our Corporate Communications & Public Affairs Consulting segment, and to be mitigated by the strength of our client relationships, a prolonged or severe downturn in the United States or global economy could negatively impact demand for lobbying and public affairs services and thus our revenues and results of operations.
Digital disruption and AI are likely to continue to affect the needs of our Strategic Communications and Public Affairs clients and the way we do business.
Work in our Government Relations Consulting segment has faced limited digital disruption to its core business model or service offering. Firms still largely operate in a traditional way based on relationships and face-to face interactions (physically or virtually). Digital content, communication and channels have, however, been a significant disruptor to the public relations industry as well as the strategic communications sector and have significantly changed the way that communications and advocacy are delivered. Data analytics knowledge and tools have become increasingly valuable and are more often than not required hiring criteria for all agency partners.
Liquidity and Capital Resources
Our primary sources of liquidity have been cash flows from operations and bank borrowings, and our principal uses of cash flows from operations include investment in strategic acquisitions and distributions to our shareholders.
Our ability to fund future acquisitions, capital expenditures and working capital, and to make scheduled payments of principal, or to pay the interest on, or to refinance, our indebtedness, will depend on our future performance and our ability to generate cash, which, to a certain extent, is subject to general economic, financial, competitive, legislative, legal, regulatory and other factors that are beyond our control. We believe that our cash flows from operating activities and bank borrowings will be sufficient to fund our anticipated acquisitions, capital expenditure, working capital requirements and debt service requirements as they become due.
Our working capital cycle typically peaks during the second quarter of the year due to the timing of payments for incentive compensation, income taxes and contingent purchase price obligations. In addition, we have contractual obligations related to our long-term debt (principal and interest payments), recurring business operations, primarily related to lease obligations, and acquisition-related obligations. Our principal discretionary cash spending includes dividend payments to common shareholders and strategic acquisitions. We have adjusted our dividend policy in January 2025, to propose to approximately halve the dividend paid per share in order to preserve capital for future M&A opportunities. We anticipate continuing to avail ourself of debt facilities, however management will continue to consider all available sources of capital.

Historical cash flows
The following table summarizes our cash flows, as reported in our accompanying consolidated financial statements:

	Years Ended December 31,
	2025	2024	$ Change	% Change
Net cash provided by operating activities	$24.8	$16.4	$8.4	51.0%
Net cash used in investing activities	(21.6)	(19.5)	(2.1)	10.7%
Net cash provided by financing activities	2.6	3.3	(0.8)	(23.6)%
Effect of exchange rate changes on cash and cash equivalents	0.2	(0.1)	0.2	(388.9)%
Net increase in cash and cash equivalents	5.9	0.2	5.7	—
Cash and cash equivalents as of beginning of year	14.5	14.3	0.2	1.4%
Cash and cash equivalents as of end of year	$20.4	$14.5	$5.9	40.6%

Cash flows generated from operating activities
Net cash provided by operating activities was $24.8 million for the year ended December 31, 2025, compared to $16.4 million for the year ended December 31, 2024. This increase of $8.4 million, or 51.0%, was primarily due to the growth in our business operations, additional income associated with the acquisitions of Lucas, Pagefield, TrailRunner and Pine Cove, and favorable movements in working capital, together offsetting the impact of growth in pre-paid post combination compensation. In absolute terms, the cash provided by operating activities tends to be lowest in the first three months of the year due to payment of bonuses.
Cash flows used in investing activities
Cash flows used in investing activities was $21.6 million for the year ended December 31, 2025, compared to $19.5 million for the year ended December 31, 2024. This increase of $2.1 million, or 10.7% was primarily due to an increase in the amount of cash paid for acquisitions (net of cash acquired), reflecting the acquisition of TrailRunner and Pine Cove in 2025 and the acquisitions of Lucas and Pagefield in 2024.
Cash flows used in financing activities
Cash flows provided by financing activities was $2.6 million for the year ended December 31, 2024, compared to $3.3 million used in financing activities for the year ended December 31, 2024. In each year, these financing cash flow results stemmed from the acquisition of new Bank Facilities for acquisitions ($24.0 million in 2025 and $25.0 million in 2024), offset by repayment on bank facilities and payment of dividends.
Our GAAP Cash Flow statement has certain acquisition-related payments included in the Cash provided by Operating Activities and in the Cash provided by Financing Activities, as a consequence of certain acquisition payments being made subject to continued employment.
In an effort to also provide a more traditional picture of our Cash Flow build-up, we provide an Alternative Cash Flow Statement that explains abovementioned net increase in cash and cash equivalents. The following table summarizes the components of changes in cash and cash equivalents:

	Years Ended December 31,
	2025	2024	$ Change	% Change
Net cash provided by Operating Activities - as reported	$24.8	$16.4	$8.4	51.0%
Prepaid post-combination expense	10.5	$4.6	$5.8	125.4%
Change in other liability	1.7	$1.0	$0.7	74.6%
Change in contingent consideration	0.0	$0.3	$(0.3)	(98.5)%
Capex	0.0	$(0.1)	$—	(80.3)%
Adjusted Free Cash Flow	36.9	$22.2	$14.7	66.1%

Cash paid for acquisitions, net of cash acquired	(21.1)	(19.8)	(1.3)	6.5%
Acquisition Payments included in Cash flow from Operations	(12.2)	(5.9)	(6.3)	106.7%
Acquisition Payments included in Cash flow from Financing	(0.6)	(0.8)	0.2	(22.4)%
Cash flow related to acquisitions	(33.8)	(26.4)	(7.4)	28.0%

Proceeds from notes payable	24.0	25.0	(1.0)	(4.0)%
Payment of debt issuance costs	(0.1)	(0.2)	0.1	(40.5)%
Loan issued to related parties	(0.5)	—	(0.5)	—
Proceeds received for notes receivable - related parties	—	0.4	(0.4)	(100.0)%
Principal payment of note payable	(9.2)	(3.9)	(5.3)	137.3%
Cash Flow related to debt financing	14.2	21.3	(7.1)	(33.2)%

Dividends paid	(8.7)	(16.8)	8.2	(48.6)
Payment of deferred equity offering costs	(2.9)	—	(2.9)	—
Cash Flow related to equity financing	(11.6)	(16.8)	5.3	(31.2)%

Effect of foreign exchange rate changes on cash and cash equivalents	0.2	(0.1)	0.2	(388.9)%

Net Cash Movement	$5.9	$0.2	$5.7	2,925.6%
Future Capital Requirements
We are actively seeking to expand our portfolio of member companies internationally with strategically and financially attractive opportunities while adding complementary specializations. In the periods presented, we have invested, on average, $30.1 million of cash per year in M&A activities. This pattern is likely to continue or be accelerated. We expect to fund the purchase price for such acquisitions with net cash from operating activities and a combination of new stock issuance and debt financing.
Our capital expenditures principally include investments in office build-outs and small equipment, and have not historically been material to the Company.
Contractual Commitments and Contingencies
Contractual obligations
Our principal contractual obligations consist of our obligations in respect of financial indebtedness that is owed under our credit facilities. In addition, we have obligations under leases, trade and other payables, capital commitments and other contractual commitments. Finally, we have earnout obligations under acquisition agreements. We expect that our contractual commitments may evolve over time in response to current business and market conditions, with the result that future amounts due may differ considerably from the expected amounts payable set out in the table below.

	Payments due by
Contractual obligations	2026	2027	2028	2029	Thereafter	Total
Debt obligations (excluding interest)	$9.1	$9.3	$16.7	$11.9	$-	$47.1
Operating lease obligations	6.0	6.2	5.5	3.6	2.9	24.2
Total	$15.2	$15.5	$22.2	$15.5	$2.9	$71.3

Financial Obligations
Bank Credit Facilities
On February 28, 2023, PPHC entered into a $17.0 million credit agreement with Bank of America (as amended, the “Credit Agreement”), providing for a senior secured line of credit of up to $3.0 million (the “2023 Facility 1”) and a senior secured term loan of $14.0 million (the “2023 Facility 2,” and, together with the 2023 Facility 1, the “2023 Facilities”). In April 2024 and June 2024, respectively, we entered into two amendments to the Credit Agreement, which provided for two additional term loans in the amounts of, respectively, $6.0 million (the “2024 Term Loan A”) and $19.0 million (the “2024 Term Loan B,” and, together with the 2024 Term Loan A, the “2024 Facilities”). In January 2025, we entered into a third amendment, creating an additional term loan of up to $24.0 million (the “2025 Term Loan,” and, together with the 2023 Facilities and the 2024 Facilities, the “Bank Credit Facilities”),
The interest rate under the 2023 Facilities is the Secured Overnight Financing Rate (“SOFR”) as administered by the Federal Reserve Bank of New York, plus 2.25% per annum. The interest rate under the 2024 Facilities is SOFR plus 2.60% per annum, and the interest rate under the 2025 Term Loan is SOFR plus 2.60% per annum. Interest is payable monthly.
The Bank Credit Facilities are collateralized by substantially all of our assets.
The Bank Credit Facilities mature on March 31, 2029.
As of December 31, 2025, there was no balance outstanding under the 2023 Facility 1; $4.1 million outstanding under the 2023 Facility 2; $5.0 million outstanding under the 2024 Term Loan A; $15.7 million under the 2024 Term Loan B; and $22.4 million outstanding under the 2025 Term Loan C.
As of December 31, 2025, under the 2023 Facility 1, we had capacity to re-borrow up to $3.0 million, less any outstanding letters of credit, or 80% of our eligible receivables, whichever is less.
As of December 31, 2025, the principal maturities under the Bank Credit Facilities were as follows:

	($ millions)
	Principal amount maturing under
	2023 Facility 2	2024 Term Loan A	2024 Term Loan B	2025 Term Loan C	Total
2026	$2.1	$0.9	$2.9	$3.3	$9.1
2027	2.0	0.9	2.9	3.6	9.3
2028	—	3.2	10.0	3.6	16.7
2029	—	—	—	11.9	11.9
Total	$4.1	$5.0	$15.7	$22.4	$47.1
Contingent Obligations
Earnout obligations
As part of the typical structure our acquisition of new member companies, we are committed to making certain earnout payments. These earnout payments are based on a profit-driven formula and only materialize if the acquired company realizes profit growth after the date of completion. Payments are typically made in a mix of cash and shares. In turn, each of these components of earnout payments may be subject to further vesting requirements and employment conditions, which keeps the recipients financially committed to business.
In relation to these earnout payments, as of December 31, 2025, we have recorded liabilities of $25.0 million on our balance sheet, spread across the line items Contingent Consideration and Other Liabilities. This number reflects both the estimated foreseen nominal payments, and also discount factors, probability of reaching goals, and fair value estimates. In nominal terms, over the period 2026-2030, based on expected performance of each of the acquired companies, we anticipate having to make earnout payments of $78.3 million, of which $44.6 million would be payable in cash, and the remainder in shares. The maximum earnout liability over that same period, which would only be reached if each acquisition meets very aggressive profit growth targets, would be $141.9 million, of which $83.7 million would be payable in cash, and the remainder in shares. Generally, in order for an acquisition to reach maximum earnout payments, it would need to grow its profit by 25-30% annually over the earnout period. For more information, see Note 11. Post-combination Compensation Charge and Note 15. Fair Value Measurement.

The following tables summarizes nominal earnout expectations:

	($ in millions)
	2026	2027	2028	2029	2030	Total
Expected earnout payments in Cash	$12.0	$4.6	$22.8	$1.3	$3.9	$44.6
Expected earnout payments in PPHC stock	$4.6	$1.7	$22.8	$0.8	$3.9	$33.7
Expected earnout payments - total	$16.6	$6.3	$45.5	$2.1	$7.9	$78.3

Maximum earnout payments in Cash	$17.5	$15.4	$22.8	$18.0	$10.0	$83.7
Maximum earnout payments in PPHC stock	$7.5	$6.9	$22.8	$11.0	$10.0	$58.2
Maximum earnout payments - total	$25.0	$22.4	$45.5	$29.0	$20.0	$141.9
We expect that our contingent obligations may evolve over time in response to current business and market conditions, with the result that future amounts due may differ considerably from the expected amounts payable set out in the table above.
Off-Balance Sheet Arrangements
During the years ended December 31, 2025 and 2024, we did not engage in any other off-balance sheet commitments, contingencies or arrangements as set forth in Item 303(b) of Regulation S-K.
Critical Accounting Estimates
Business Acquisitions and Valuation of Contingent Consideration and Post-Combination Liabilities
The Company accounts for business acquisitions using the acquisition method. Under ASC 805 - Business Combinations, a business combination occurs when an entity obtains control of a “business.” The Company determines whether or not the gross assets acquired meet the definition of a business. If they meet this criteria, the Company accounts for the transaction as a business acquisition. If they do not meet this criteria the transaction is accounted for as an asset acquisition. The consideration transferred in the acquisition is generally measured at fair value, as are the identifiable net assets acquired. Any goodwill that arises is tested annually for impairment. Any gain on a bargain purchase is recognized in profit or loss immediately. Transaction costs are expensed as incurred, except if related to the issuance of debt or equity securities.
Contingent consideration is measured at fair value at the date of acquisition and is based on expected cash flow of the acquisition target discounted over time using an observable market discount rate. The Company generally utilizes outside valuation experts to determine the amount of contingent consideration. We estimate and record the acquisition date fair value of contingent consideration as part of purchase price consideration for business acquisitions. Additionally, each reporting period, we estimate changes in the fair value of contingent consideration and recognizes any change in fair value in our consolidated statements of operations and other comprehensive loss. The fair value of the contingent consideration is generally measured using Monte Carlo simulations to estimate the achievement and amount of certain future operating results. The Monte Carlo simulations utilize subjective assumptions and estimates including; expected volatility of future operating results, discount rates applicable to future results, and expected growth rates. Future revisions to these assumptions could materially change the estimate of the fair value of contingent consideration and, therefore, materially affect our future financial results. The contingent consideration liability is to be settled through a combination of cash and shares of Common Stock based on each respective purchase agreement and the amount ultimately paid is dependent on the achievement of certain future operating results. During the years ended December 31, 2025 and 2024, the Company recorded a loss from the change of fair value of contingent consideration of $5.1 million and $1.9 million, respectively, which are included in operating expenses on the accompanying consolidated statement of operations.
Furthermore, the contractual purchase price of business acquisitions may include future payments to the seller that are not accounted for under ASC 805 - Business Combinations due the existence of contractual vesting periods or claw-backs. Such future payments are generally recorded as liabilities of the Company. When a component of the contractual purchase price of an acquired business is determined not to be consideration transferred in exchange for the business, and should therefore be accounted for as a separate transaction (such as compensation costs), the Company may, on occasion, recognize a gain on bargain purchase price because the accounting purchase price is not inclusive of such a separate component of the contractual purchase price when being compared to the fair value of the identifiable net assets of the acquired business which, in some cases, may result in the fair value of the identifiable net assets being in excess of the fair value of the purchase price consideration.

The Company records post-combination business expense over the vesting or claw-back period applicable for these future payments on a straight-line basis with the amount accrued recorded as other liability. The future earnout payments that have vesting or claw-back rights tied to employment will reduce the amount of the other liability when paid. The fair value of other liabilities is measured using the same Monte Carlo simulation with the same assumptions and inputs as outlined above for contingent consideration liabilities. The fair value of post-combination compensation obligations is remeasured at each reporting date, any changes in fair value are reflected as a cumulative catch up to post-combination compensation expense in the period in which the remeasurement occurred.
Goodwill and Indefinite-lived Intangible Assets
Goodwill represents the excess of the purchase price in a business combination over the fair value of the net tangible and intangible assets acquired and the indefinite-lived intangible assets which consists of trademarks. In accordance with ASC 350 - Intangibles - Goodwill and Other, goodwill and indefinite-lived intangible assets are not amortized but tested for impairment annually and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. We test our goodwill and indefinite-lived intangible assets for impairment annually on October 1st using the qualitative assessment. The process of evaluating the potential impairment is highly subjective and requires the application of significant judgment. We first assess whether there are qualitative factors which would indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying value. We consider events and circumstances such as, but not limited to, macroeconomic conditions, industry and market conditions, our overall financial performance, and other relevant entity-specific events. If the qualitative assessment indicates that the fair value of the reporting unit is less than its carrying amount, a quantitative assessment is performed.
Other Intangible Assets
Our definite-lived intangible assets consist of customer relationships, developed technology and non-compete agreements that have been acquired through various acquisitions. Our indefinite lived assets consist of trademarks that have been acquired through various acquisitions. The Company generally utilizes third-party specialists to determine the fair value of acquired intangible assets. The valuation of these assets involves significant judgment and the use of valuation techniques such as the multi-period excess earnings method and the with-and-without method. These models require management to make assumptions about future revenue growth, customer attrition, operating margins, contributory asset charges, and discount rates. Changes in these assumptions could materially affect the fair value assigned to the intangible assets and the related amortization expense.
We amortize these assets over their estimated useful lives. Long-lived assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for an amount by which the carrying amount of the asset exceeds the fair value of the asset.
Based on the results of our assessment, we recorded a non-cash impairment charges of $0.3 million and $2.6 million to trade names and customer relationships during the year ended December 31, 2025. We have not recorded any impairment charges related to long-lived assets for the year ended December 31, 2024.
Long-term incentive program charges
The fair value of awards issued under the Company’s long-term incentive program are estimated using a Black-Scholes option-pricing model on the grant date which requires subjective inputs. The inputs of the option-pricing model include the fair market value of our Common Stock based on the closing price as reported on the date of the grant on the AIM, estimated dividend yield, expected stock price volatility and risk-free interest rate. The amortization of the fair value of share-based awards is recorded as an expense in the statement of operations either within salaries and other personnel costs within cost of services or to general and administrative costs.
Critical Accounting Policies
Revenue Recognition

Revenue is recognized when control of services provided are transferred to customers and in an amount that reflects the consideration we expect to be entitled to in exchange for those services. A significant portion of our contracts with customers have termination clauses that give the customer the right to terminate the contract without cause with one month's notice without any substantial penalty. As such, we believe such contracts should be treated as a month-to-month contract as this reflects the non-cancellable period of performance. For performance obligations for which we act as an agent, we record revenue as the net amount of the gross billings less amounts remitted to the third party.
Business Combinations
Business combinations are accounted for using the acquisition method which requires that the assets acquired and liabilities assumed be recorded as of the date of the acquisition at their respective fair values with limited exceptions. Assets acquired and liabilities assumed in a business combination that arise from contingencies are generally recognized at fair value. If fair value cannot be determined, the asset or liability is recognized if probable and reasonably estimable; if these criteria are not met, no asset or liability is recognized. Transaction costs are expensed as incurred. The operating results of the acquired business are reflected in our consolidated financial statements after the date of acquisition.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks from interest rates, which could affect our operating results, financial position and cash flows. We manage this risk through our regular operating activities.
Interest Rate Risk
We are exposed to interest rate risk on borrowings under our Bank Credit Facilities. The interest rate under the 2023 Facilities is the Secured Overnight Financing Rate (“SOFR”) as administered by the Federal Reserve Bank of New York, plus 2.25% per annum. The interest rate under the 2024 Facilities is SOFR plus 2.60% per annum, and the interest rate under the 2025 Term Loan is SOFR plus 2.60% per annum. Interest is payable monthly. A 100 basis-point increase in Bank Credit Facilities debt balances outstanding as of December 31, 2025 would increase our annual interest expense by $0.5 million.

PUBLIC POLICY HOLDING COMPANY, INC. AND SUBSIDIARIES
ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders, Board of Directors, and Audit Committee of
Public Policy Holding Company, Inc.
Washington, D.C.
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Public Policy Holding Company, Inc. and Subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and their cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits.

PUBLIC POLICY HOLDING COMPANY, INC. AND SUBSIDIARIES
We are a public accounting firm registered with the Public Company Accounting Oversight Board ("United States") (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Forvis Mazars, LLP
We have served as the Company's auditor since 2024.
Tysons, Virginia
March 31, 2026

PUBLIC POLICY HOLDING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

	December 31, 2025	December 31, 2024

ASSETS:
Current assets:
Cash and cash equivalents	$20,436	$14,536
Contract receivables, net	21,851	18,285
Notes receivable - related parties, current portion	750	863
Income taxes receivable	2,068	3,185
Prepaid post-combination compensation, current portion	3,585	6,070
Prepaid expenses and other current assets	9,598	2,726
Amounts due from related parties	266	—
Total current assets	58,554	45,665
Property and equipment at cost, less accumulated depreciation	598	751
Notes receivable - related parties, long term	900	1,050
Operating lease right of use asset	18,829	18,428
Goodwill	56,990	64,308
Other intangible assets, net of accumulated amortization	37,113	32,144
Deferred income tax asset	24,600	11,038
Prepaid post-combination compensation, long term	4,692	888
Other long-term assets	276	189
TOTAL ASSETS	$202,552	$174,461
LIABILITIES AND EQUITY:
Current liabilities:
Accounts payable and accrued expenses	30,819	20,044
Amounts owed to related parties	—	556
Deferred revenue	3,310	3,150
Operating lease liability, current portion	5,070	4,827
Contingent consideration, current portion	3,134	2,093
Other liability, current portion	1,441	1,135
Notes payable, current portion, net	9,082	6,031
Total current liabilities	52,856	37,836
Notes payable, long term, net	37,906	26,014
Contingent consideration, long term	9,864	8,803
Other liability, long term	10,553	3,745
Operating lease liability, long term	16,469	16,808
Total liabilities	$127,648	$93,206
Stockholders' equity:
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 25,174,492 and 24,017,599 shares issued and outstanding as of December 31, 2025, and 2024, respectively	24	23
Additional paid-in capital	237,075	197,489
Accumulated deficit	(163,381)	(115,721)
Accumulated other comprehensive income (loss)	1,186	(536)
Total stockholders’ equity	74,904	81,255
TOTAL LIABILITIES AND EQUITY	$202,552	$174,461

The accompanying notes to the consolidated financial statements are an integral part of these statements

PUBLIC POLICY HOLDING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Amounts in thousands, except share and per share data)

	Years Ended December 31,
	2025	2024
Revenue	$186,541	$149,563
Operating expenses:
Salaries and other personnel costs	160,800	126,640
Office and other direct costs	7,094	5,651
Cost of services	167,894	132,291
Salaries, general and administrative	31,791	26,837
Mergers and acquisitions expense	837	2,434
Depreciation and amortization expense	5,676	4,244
Loss on impairment of intangible assets	2,890	—
Loss on impairment of goodwill	6,219	—
Change in fair value of contingent consideration	5,147	1,910
Total operating expenses	220,454	167,716
Loss from operations	(33,913)	(18,153)
Gain on bargain purchase	2,043	2,464
Interest income	81	177
Interest expense	(3,402)	(1,900)
Other income, net	589	—
Net loss before income taxes	(34,602)	(17,412)
Income tax expense	(4,399)	(6,545)
Net loss	$(39,001)	$(23,957)

Net loss per share attributable to common stockholders, basic and diluted	$(2.37)	$(2.34)
Basic and diluted	17,466,665	13,409,160

Net loss	$(39,001)	$(23,957)
Foreign currency translation gain (loss)	1,722	(536)
Total comprehensive loss	$(37,279)	$(24,493)

The accompanying notes to the consolidated financial statements are an integral part of these statements

PUBLIC POLICY HOLDING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Amounts in thousands, except share and per share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2024	24,017,599	$23	$197,489	$(115,721)	$(536)	$81,255
Long term incentive program charges	—	—	5,790	—	—	5,790
Issuance of unvested legally outstanding shares	753,453	—	—	—	—	—
Related to acquisitions
Issuance of common stock	143,909	—	1,284	—	—	1,284
Issuance of common stock for settlement of other liability	—	—	342	—	—	342
Vesting of stock issued from acquisitions	—	—	1	(1)	—	—
Vesting of restricted stock awards	—	—	1	(1)	—	—
Vesting of restricted stock units	329,141	1	—	(1)	—	—
Repayment of note receivable by Alpine Group	(63,356)	—	(532)	—	—	(532)
Post-combination compensation charge-shares	—	—	3,074	—	—	3,074
Dividends	—	—	—	(8,656)	—	(8,656)
Forfeiture of unvested restricted stock	(6,254)	—	—	—	—	—
Share-based accounting charge	—	—	29,626	—	—	29,626
Foreign currency translation gain	—	—	—	—	1,722	1,722
Net loss	—	—	—	(39,001)	—	(39,001)
Balance at December 31, 2025	25,174,492	$24	$237,075	$(163,381)	$1,186	$74,904

The accompanying notes to the consolidated financial statements are an integral part of these statements

PUBLIC POLICY HOLDING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands, except share and per share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	23,054,393	$22	$156,972	$(74,925)	$—	$82,069
Issuance of unvested legally outstanding shares	537,054	—	—	—	—	—
Long term incentive program charges	—	—	3,784	—	—	3,784
Dividends	—	—	—	(16,836)	—	(16,836)
Vesting of stock issued from acquisitions	—	—	1	(1)	—	—
Vesting of restricted stock awards	—	1	—	(1)	—	—
Vesting of restricted stock units	158,337	—	1	(1)	—	—
Common stock issued to Multistate as settlement of contingent consideration	88,287	—	691	—	—	691
Issuance of common stock for acquisition	179,528	—	1,443	—	—	1,443
Post-combination compensation charge-shares	—	—	2,793	—	—	2,793
Share-Based Accounting Charge Retained Pre-IPO Shares	—	—	31,804	—	—	31,804
Foreign currency translation (loss)	—	—	—	—	(536)	(536)
Net loss	—	—	—	(23,957)	—	(23,957)
Balance at December 31, 2024	24,017,599	$23	$197,489	$(115,721)	$(536)	$81,255

The accompanying notes to the consolidated financial statements are an integral part of these statements

PUBLIC POLICY HOLDING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Years Ended December 31,
	2025	2024
Cash Flows from Operating Activities:
Net loss	$(39,001)	$(23,957)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	192	136
Amortization expense - intangibles	6,046	4,671
Amortization of right of use assets	5,466	4,071
Amortization of prepaid post-combination compensation	8,987	5,062
Accretion of other liability	8,490	3,742
Amortization of debt discount	236	182
Provision for deferred income taxes	(2,712)	(1,294)
Share-based accounting charge	29,626	31,804
Stock-based compensation	7,086	4,162
Post-combination compensation charge-shares	3,074	2,793
Change in fair value of contingent consideration	5,147	1,910
Gain on bargain purchase	(2,043)	(2,464)
Credit losses on accounts receivable	2,353	—
Impairment of goodwill and other intangible assets	9,109	—
Employee loan forgiveness	250	—
(Increase) decrease in:
Accounts receivable	(5,060)	(3,118)
Prepaid post-combination expense	(10,456)	(4,640)
Prepaid expenses and other assets	(1,142)	573
Increase (decrease) in:
Accounts payable and accrued expenses	6,325	(2,053)
Income taxes payable and receivable	1,149	(2,219)
Deferred revenue	149	959
Contingent consideration	(4)	(269)
Operating lease liability	(5,961)	(4,277)
Other liabilities	(1,714)	(982)
Transactions with members and related parties	(822)	1,611
Net Cash Provided by Operating Activities	24,770	16,403
Cash Flows from Investing Activities:
Purchases of property and equipment	(11)	(56)
Proceeds issued for notes receivable - related parties	(500)	—
Proceeds received for notes receivable - related parties	—	350
Cash paid for acquisitions, net of cash acquired	(21,065)	(19,784)
Net Cash Used in Investing Activities	(21,576)	(19,490)
Cash Flows from Financing Activities:
Proceeds from notes payable	24,000	25,000
Payment of debt issuance costs	(128)	(215)
Payment of deferred equity offering costs	(2,919)	—
Principal payment of note payable	(9,165)	(3,863)
Payment of contingent considerations	(582)	(750)
Dividends paid	(8,656)	(16,836)
Net Cash Provided by Financing Activities	2,550	3,336
Effect of foreign exchange rate changes on cash and cash equivalents	156	(54)
Net Change in Cash and Cash Equivalents	5,900	195
Cash and Cash Equivalents as of Beginning of Period	14,536	14,341
Cash and Cash Equivalents at the End of Period	$20,436	$14,536

The accompanying notes to the consolidated financial statements are an integral part of these statements

	Years Ended December 31,
	2025	2024
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,165	$1,718
Cash paid for income taxes	5,939	10,049
Common stock received for repayment of note receivable with Alpine Group	532	—
Right of use assets obtained with lease liabilities	4,061	797
Right of use assets obtained with business combinations	1,806	268
Contingent consideration issued for acquisitions	—	3,798
Common stock issued for acquisitions	1,284	1,443
Stock issued for settlement of other liability	342	—
Accrued deferred equity offering costs	2,598	—
Stock issued for settlement of contingent consideration	—	691

The accompanying notes to the consolidated financial statements are an integral part of these statements

PUBLIC POLICY HOLDING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

NOTE 1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
Nature of Business
Public Policy Holding Company, Inc. ("PPHC-Inc.") was incorporated on February 4, 2021. From PPHC-Inc.'s incorporation until December 10, 2021 (the "Conversion Date"), all of the issued and outstanding shares of stock of PPHC-Inc. were owned by Public Policy Holding Company, LLC ("PPHC-LLC"), which (i) was organized as a Delaware limited liability company on July 1, 2014, and (ii) owned certain wholly-owned operating subsidiaries, all organized as Delaware limited liability companies (the "Subsidiaries," and collectively with PPHC-Inc., the "Company"). On the Conversion Date, PPHC-LLC contributed and assigned substantially all of its assets and liabilities (including all of the Subsidiaries, but excluding certain specified assets and liabilities) to PPHC-Inc. in exchange for the issuance by PPHC-Inc. of 20,000,000 shares (the "Contribution Shares") of Common Stock, par value $0.001 per share ("Common Stock") of PPHC-Inc. Pursuant to a formula approved by the Executive Board and General Board of PPHC-LLC (the "Waterfall"), PPHC-LLC then liquidated and distributed the Contribution Shares to each of PPHC-LLC's owners who (other than The Alpine Group, Inc.), in turn, distributed such shares to their respective owners in accordance with the Waterfall (collectively, the "Company Conversion").
The Company provides consulting services in the areas of Government Relations Consulting, Corporate Communications & Public Affairs Consulting and Compliance and Insights Services, primarily in the US. With the acquisition of Pagefield Communications Limited ("Pagefield") and TrailRunner International ("TrailRunner"), the Company has expanded its capabilities to the United Kingdom and parts of Asia. As of December 31, 2025, the Company conducts its business through 12 individual member companies.
The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for financial reporting. These consolidated financial statements, in the opinion of management, include all adjustments necessary for a fair statement of the results for the periods presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Our financial position, results of operations and cash flows are presented in United States Dollars ("USD" or "US Dollars").
Reverse Stock Split
On September 29, 2025 , the Company’s Board of Directors approved an amendment to the Company's amended and restated certificate of incorporation to effect a reverse stock split of the Company’s Common Stock, including all unvested Common Stock, at a ratio of one share for every five shares (the “Reverse Stock Split”). The Reverse Stock Split was effective on October 2, 2025. The authorized number of shares, and par value per share, of Common Stock are not affected by the Reverse Stock Split. Under the terms of the Reverse Stock Split, the number of shares awarded, issuable upon exercise of options awarded or issued or issuable pursuant to other equity awards under the Company’s existing omnibus incentive plan, and the exercise price of such options, have been adjusted on a pro rata basis. For all periods presented, all references to shares, options to purchase common stock, share amounts, per share amount, and related information contained in the consolidated financial statements have been retrospectively adjusted to reflect the Reverse Stock Split.
Use of Estimates
The preparation of consolidated financial statements in accordance with GAAP requires the Company’s management to make estimates and assumptions relating to the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. Significant items subject to such estimates and assumptions include, but not limited to, the allowance for credit losses, useful lives of intangible assets, recoverability of the carrying amounts of intangible assets, shared-based compensation, business acquisitions, valuation of contingent considerations, post-combination liabilities and income tax provision. These estimates are often based on complex judgments and assumptions that management believes to be reasonable but are inherently uncertain and unpredictable. Actual results could differ from these estimates.
Certain monetary amounts, percentages and other figures included elsewhere in this Form 10-K have been subject to rounding adjustments. Accordingly, figures shown as totals in certain tables or charts may not be the arithmetic aggregation

PUBLIC POLICY HOLDING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
of the figures that precede them, and figures expressed as percentages in the text may not total 100% or, as applicable, when aggregated may not be the arithmetic aggregation of the percentages that precede them.
Basis of Presentation
The accompanying consolidated financial statements have been prepared by PPHC-Inc. in accordance with GAAP and applicable rules and regulations of the Securities and Exchange Commission (the "SEC") regarding financial reporting.
The accompanying consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the years ended December 31, 2025 and 2024.
The consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant transactions among the Company and its subsidiaries have been eliminated upon consolidation.
Significant Accounting Policies
Revenue recognition: The Company generates the majority of its revenue by providing consulting services through fixed-fee arrangements related to Government Relations Consulting, Corporate Communications & Public Affairs Consulting and Compliance and Insights Services.
Most of the consulting service contracts are based on one of the following types of contract arrangements:
1) Fixed-fee arrangements, (“Retainer Revenue” and “Subscription Services Revenue”) require the client to pay a fixed fee in exchange for a predetermined set of professional services. Retainer contracts generally comprise of a single stand-ready performance obligation for consulting services. The Company recognizes Retainer revenue over time by measuring the progress toward complete satisfaction of the performance obligation. Subscription Services generally comprise of a single performance obligation recognized over-time with a straight-line pattern of recognition.
The Company’s standard practice as it relates to retainer revenue is to enter into agreements with clients that stipulate a fixed monthly fee, payable at the beginning of each month, for the services to be rendered. These agreements may also include provisions for the reimbursement of pre-approved, reasonable expenses incurred in fulfilling the performance obligations. Member companies typically invoice clients in advance, and the amounts billed are initially recorded as deferred revenue. Revenue is then recognized from deferred revenue as performance obligations are achieved.
A significant portion of the Company’s contracts with customers have termination clauses that give the customer the right to terminate the contract without cause with one month's notice without any substantial penalty. As such, the Company believes such contracts should be treated as a month-to-month contract as this reflects the non-cancelable period of performance. The parties do not have enforceable rights and obligations beyond the month (or months) of services already performed. The Company's contracts generally do not contain a material right.
2) Project Revenue includes additional services such as 1) advertisement placement and management, 2) video production, 3) website development and 4) research services, in which third-party companies may be engaged to achieve specific business objectives. These services are either in a separate contract or within the fixed-fee consulting contract, in which the Company usually receives a markup on the cost incurred by the Company. Generally, these contracts are less than 12 months in length. The Company recognizes revenues earned to date in an amount that is probable or unlikely to reverse. The Company utilizes an output method to measure progress toward complete satisfaction of the performance obligation, recognizing revenue based on the services delivered to the customer to date as a proportion of the total services promised in the contract. This approach reflects the transfer of control to the customer, as the customer receives and consumes the benefits of each service as it is performed. Any out-of-pocket administrative expenses incurred are billed at cost.
Revenue is recognized when control of services provided are transferred to customers and in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services using the following steps: 1) identify the contract, 2) identify the performance obligations, 3) determine the transaction price, 4) allocate the transaction price to the performance obligations in the contract, and 5) recognize revenue as or when the Company satisfies the performance obligations.

PUBLIC POLICY HOLDING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
In determining the method and amount of revenue to recognize, the Company has to make judgments and estimates. Specifically, complex arrangements with nonstandard terms and conditions may require management's judgment in interpreting the contract to determine the appropriate accounting, including whether the promised services specified in an arrangement are distinct performance obligations and should be accounted for separately, and how to allocate the transaction price, including any variable consideration, to the separate performance obligations. When a contract contains multiple performance obligations, the Company allocates the transaction price to each performance obligation based on its estimate of the stand-alone selling price. Other judgments include determining whether performance obligations are satisfied over-time or at a point-in-time and the selection of the method to measure progress towards completion.
The Company has considered the guidance of combining contracts in accordance with ASC 606-10-25-9, Combining Contracts. The Company has considered the guidance as it relates to customer contracts and noted that the Company’s customers occasionally execute multiple orders for services, add-ons and professional services within a short period of time. The Company evaluate multiple orders to determine if the services across multiple orders relate directly to the same Retainer service or Project and will combine contracts if deemed to be related as they are packaged within a single commercial objective. For any contracts that meet one or more of the requirements of ASC 606-10-25-9, the Company will account for the contracts as a single contract. The majority of contracts entered into with customers are entered into with multiple commercial objectives, and the consideration of one contract is determined independently from the price or performance of other contracts.
Certain services provided by the Company include the utilization of a third party in the delivery of those services. These services are primarily related to the production of an advertising campaign or media buying services. The Company has determined that it acts as an agent and is solely arranging for the third parties to provide services to the customer. Specifically, the Company does not control the specified services before transferring those services to the customer, is not primarily responsible for the performance of the third-party services, nor can the Company redirect those services to fulfill any other contracts. The Company does not have discretion in establishing the third-party pricing in its contracts with customers. For these performance obligations for which the Company acts as an agent, the Company records revenue as the net amount of the gross billings less amounts remitted to the third party.
Cost of Services: Cost of services primarily consists of salaries, bonuses, benefits, share-based award expense, amortization of developed software, and other personnel costs that are directly attributable to the Company’s client engagements, as well as real estate lease expense of the Company's member companies.
Cash and cash equivalents: The Company considers all cash investments with original maturities of three months or less to be cash equivalents. At times, the Company maintains cash accounts that exceed federally insured limits, but management does not believe that this results in any significant credit risk.
Contract receivables: The Company provides for an allowance for credit losses; it is management's best estimate of possible losses based on historical experience and specific allowances for known troubled accounts, if needed. Accounts are generally considered past due after the contracted payment terms, which are generally net 30 day terms. All accounts or portions thereof that are deemed to be uncollectible or that require an excessive collection cost are written off to the allowance for credit losses.
Leases: The Company determines if a contract is a leasing arrangement at inception. Operating lease assets represent the Company’s right to control the use of an identified asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease assets and liabilities are recognized on the consolidated balance sheets at the commencement date based on the present value of lease payments over the lease term. The Company uses the incremental borrowing rate on the commencement date in determining the present value of its lease payments. The Company recognizes lease expense for its operating leases on a straight-line basis over the lease term. The Company has elected the practical expedient to not separate lease and non-lease components. The Company's non-lease components generally comprise of common area maintenance services and other services based items embedded in lease contracts. Lease expense of the Company’s member companies is recorded to cost of services while the lease expense of the Company’s corporate function is recorded to general and administrative expense in the consolidated statement of operations.
The Company leases office space and equipment under non-cancelable operating leases, which may include renewal or termination options that are reasonably certain of exercise. Most leases include one or more options to renew. The exercise of lease renewal options is at the Company’s sole discretion. Certain of the Company’s lease agreements include rental

PUBLIC POLICY HOLDING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
payments that are adjusted periodically for inflation. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheets and are expensed on a straight-line basis.
Property and equipment: Property and equipment consist of furniture, equipment and leasehold improvements and is carried at cost less accumulated depreciation. Depreciation is provided generally on a straight-line method over the estimated useful lives of the related assets ranging from 5 to 15 years.
Business combinations: Business combinations are accounted for using the acquisition method which requires that the assets acquired and liabilities assumed be recorded as of the date of the acquisition at their respective fair values with limited exceptions. Assets acquired and liabilities assumed in a business combination that arise from contingencies are generally recognized at fair value. If fair value cannot be determined, the asset or liability is recognized if probable and reasonably estimable; if these criteria are not met, no asset or liability is recognized. Transaction costs are expensed as incurred. The operating results of the acquired business are reflected in the Company's consolidated financial statements after the date of acquisition.
Goodwill and indefinite-lived intangible assets: Goodwill represents the excess of the purchase price in a business combination over the fair value of the net tangible and intangible assets acquired and the indefinite-lived intangible assets which consists of trademarks. Goodwill and indefinite-lived intangible assets are not amortized but tested for impairment annually and whenever events or changes in circumstances indicate that the recorded goodwill or indefinite-lived intangible assets may be impaired.
The Company assesses goodwill for impairment at the reporting unit level. A reporting unit is an operating segment or a business one level below that operating segment if discrete financial information is available and regularly reviewed by the chief operating decision maker (“CODM”).
During 2025, the Company changed its annual goodwill impairment testing date from the end of the fourth quarter to October 1. This change in accounting principle was made to better balance the need for sufficient elapsed time to understand business performance trends for the year while also aligning the timing of the impairment testing process with the Company's operational priorities. The Company believes this change is preferable as it (i) allows for an informed assessment of fair value based on nine months of actual operating results and updated forecasts, and (ii) provides adequate time to complete the impairment testing analysis before the year-end financial reporting close, thereby reducing resource constraints during peak period-end activities.
This change will not impact our consolidated financial statements, nor is it being done to accelerate, avoid, or trigger an impairment charge. The Company applied this change prospectively in accordance with ASC 250-10. Retrospective application was determined to be impracticable because it would require the application of significant estimates and assumptions that cannot be objectively distinguished without the use of hindsight. For the annual impairment test, the Company has the option of assessing qualitative factors to determine whether it is more likely than not that the carrying amount of a reporting unit exceeds its fair value or performing a quantitative goodwill impairment test. Qualitative factors considered in the assessment include industry and market considerations, the competitive environment, overall financial performance, changing cost factors such as labor costs, and other factors specific to each reporting unit such as change in management or key personnel. Based on the results of the Company’s qualitative assessment, as of October 1, 2025, we determined that the effects of the decline in operations was a result of certain client relationships and employee turnover at Pagefield constituted a triggering event for both the Pagefield Government Relations Consulting reporting unit and the Pagefield Corporate Communications & Public Affairs reporting unit. We applied the discounted cash flow method and the guideline public company method to determine the fair value of both reporting units.
Other intangible assets: The Company's intangible assets consist of customer relationships, including the related customer contracts, developed technology and noncompete agreements acquired through acquisitions, which are definite lived assets and are amortized over their estimated useful lives. In addition, intangible assets consist of trade names, which are indefinite lived assets and evaluated for impairment on an annual basis or more frequently as needed. The Company amortizes these assets over their estimated useful lives.

PUBLIC POLICY HOLDING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
Long-lived assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. We group assets at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows generated by other asset groups. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset group, we estimate the fair value of the asset group to determine whether an impairment loss should be recognized.
Advertising Expenses: The Company records advertising expenses per ASC 720-35-50-1, which are expensed as they are incurred or the first time when the advertising takes place. During the years ended December 31, 2025 and 2024, there were $0.6 million and $0.5 million advertising costs incurred by the Company, respectively.
Deferred Offering Costs: Costs directly attributable to the Company’s offering of its equity securities are deferred as prepaid expenses and other current assets. These costs primarily represent specific incremental legal, accounting, investment banking and consulting costs directly related to the Company’s efforts to raise capital through a public sale of its Common Stock. Future costs will be deferred until the completion of the offering, at which time deferred costs will be reclassified to additional paid-in capital as a reduction of the offering proceeds. At December 31, 2025, the Company had $5.5 million of deferred offering costs, included within prepaid expenses and other current assets in the accompanying consolidated balance sheet. At December 31, 2024, the balance of deferred offering costs was not material.
Income taxes: The Company utilizes the asset and liability method in the Company's accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. The Company records a valuation allowance against deferred tax assets when realization of the tax benefit is uncertain.
A valuation allowance is recorded, if necessary, to reduce net deferred taxes to their realizable values if management believes it is more likely than not that the net deferred tax assets will not be realized.
The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.
Share-based compensation: The Company accounts for its share-based compensation using the fair value method which requires the Company to estimate the grant-date fair value of its share-based awards and amortize this fair value to expense over the requisite service period or vesting term. For restricted and nonvested stock awards, the grant-date fair value is based upon the market price of the Company's common stock on the date of the grant. When estimating the grant date fair value of share-based awards, the Company considers whether an adjustment is required to the closing price or the expected volatility of its common stock on the date of grant when the Company is in possession of material nonpublic information. For stock options, the grant-date fair value is based on the Black-Scholes Option Pricing Model. For stock appreciation rights ("SARs") recorded as a liability, the Company adjusts the value of the SARs based on the fair value at each reporting date, which is calculated based on the Black-Scholes Option Pricing Model. The Company records forfeitures as they occur.
Additionally, and as more full described in Note 10, the Company records a share-based expense relating to certain shares that were retained by executives of the Company after the Company’s initial public offering on the AIM of the London Stock Exchange in 2021. The retained shares vest in equal installments over five years, provided the executive remains continuously employed.
Segment information: GAAP requires segmentation based on an entity's internal organization and reporting of revenue and operating income based upon internal accounting methods commonly referred to as the "management approach." Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the CODM, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company's CODM is its Chief Executive Officer. The Company's operations are conducted in three reportable segments which comprise of aggregated operating segments. Operating segments are aggregated if they have similar economic characteristics and aggregating them would be consistent with the objective and basic principles of Topic

PUBLIC POLICY HOLDING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
280. These reportable segments consist of Government Relations Consulting, Corporate Communications & Public Affairs Consulting and Compliance and Insights Services. See Note 17 for more information regarding the Company’s segment disclosures.
Basic and diluted earnings (loss) per share: The Company computes earnings (loss) per share in accordance with ASC 260, Earnings per Share, which requires presentation of both basic and diluted earnings per share on the face of the consolidated statements of operations and other comprehensive loss. The Company computes net loss per share using the two-class method required for participating securities. The two-class method requires income available to common stockholders for the period to be allocated between common stock and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. The Company determined that it had participating securities in the form of Restricted Stock Awards and shares issued in business acquisitions subject to vesting conditions. The holders of such shares have non-forfeitable dividend rights prior to their respective vesting date, or satisfaction of vesting condition. These participating securities do not contractually require the holders of such stocks to participate in the Company’s losses. As such, net loss for the period presented was not allocated to the Company’s participating securities. Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding shares during the period. Diluted earnings (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Due to their anti-dilutive effect, the calculation of diluted net loss per share for the years ended December 31, 2025 and 2024 does not include the common stock equivalent shares.
Fair value measurements: The Company applies the fair value measurement guidance for financial assets and liabilities that are required to be measured at fair value and for non-financial assets and liabilities that are not required to be measured at fair value on a recurring basis, including goodwill, right-of-use lease assets and other identifiable intangible assets. See Note 15 of the Notes included herein for additional information regarding fair value measurements.
Contingent consideration: The Company estimates and records the acquisition date fair value of contingent consideration as part of purchase price consideration for acquisitions. Subsequent to the acquisition date, at each reporting period, the Company remeasures the fair value of contingent consideration and recognizes any change in fair value in the consolidated statements of operations and other comprehensive loss. The estimate of the fair value of contingent consideration requires very subjective assumptions to be made of future operating results, discount rates and probabilities assigned to various potential operating result scenarios. Future revisions to these assumptions could materially change the estimate of the fair value of contingent consideration and, therefore, materially affect the Company's future financial results. The contingent consideration liability is to be settled through a combination of cash and shares of common stock based on each respective purchase agreement and the amount ultimately paid is dependent on the achievement of certain future operating results.
Other liability: Other liability consists of certain future payments that the Company could be required to make if various operating targets are achieved from the acquisitions of KP LLC, MultiState Inc, LPA, and Pagefield (see Note 10 and Note 15). The Company records post-combination business expense over the vesting or claw-back period applicable for these future payments on a straight-line basis with the amount accrued recorded as other liability. The future earn-out payments that have vesting or claw-back rights tied to employment will reduce the amount of the other liability when paid.
Derivatives: The Company analyzes contingent consideration, other liabilities and any other financial liabilities of the company in accordance with the guidance under ASC Topic 480, Distinguishing Liabilities from Equity to determine the appropriate classification in equity or liabilities. The Company continually assesses whether or not financial liabilities meet the definition of a derivative liability under ASC 815 Derivatives and Hedging. In the years ended December 31, 2025 and 2024, the Company has recorded derivative liabilities arising from contingent consideration and post-combination compensation obligations, See Note 16 Acquisitions and Note 15 Fair Value Measurement for further detail.
NOTE 2. NEW ACCOUNTING PRONOUNCEMENTS
Recently Adopted Accounting Pronouncements
During December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands annual disclosures in an entity’s income tax rate reconciliation table and requires annual disclosures regarding cash taxes paid both in the United States (federal, state and local) and foreign jurisdictions. The amendments in this ASU are effective for annual periods beginning after December 15, 2024, although early adoption is

PUBLIC POLICY HOLDING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
permitted. The Company adopted ASU 2023-09 for the year ended December 31, 2025, and applied the new disclosure requirements prospectively to the current annual period. Prior period disclosures have not been adjusted to reflect the new disclosure requirements. See Note 14 Income Taxes in the accompanying notes to the consolidated financial statements for further detail.
Recently Issued Accounting Pronouncements Not Yet Adopted
During November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The guidance requires public companies to disclose, in the notes to financial statements, specified information about certain costs and expenses at each interim and annual reporting period. This guidance is effective for public business entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company expects to adopt this guidance in its fiscal year beginning January 1, 2027. The Company is evaluating the potential impact of this guidance on its consolidated financial statement disclosures.
During June 2024, the FASB issued ASU 2024-01, Compensation - Stock Compensation (Topic 718), which provides guidance on the scope application of profits interest and similar awards. This guidance is effective for public business entities for annual reporting periods beginning after December 15, 2024, and interim reporting periods beginning after December 15, 2025. The Company has determined that there is no impact of this guidance on its consolidated financial statement disclosures as the Company's stock compensation does not allow for profits interest and similar awards.
NOTE 3. BASIC AND DILUTED EARNINGS (LOSS) PER SHARE
The Company computes earnings (loss) per share in accordance with ASC 260, Earnings per Share, which requires presentation of both basic and diluted earnings per share on the face of the consolidated statements of operations and other comprehensive loss. Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding shares during the period. Diluted earnings (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Due to their anti-dilutive effect, the calculation of diluted net loss per share for the year ended December 31, 2025 and the year ended December 31, 2024 does not include the common stock equivalent shares and nonvested shares. The Company’s weighted-average shares utilized for its calculation of earnings (loss) per share includes only the common shares outstanding.
The following table includes the outstanding number of shares and potentially dilutive stock options and Restricted Stock Units ("RSU's") as of December 31, 2025 and December 31, 2024, respectively:

	December 31, 2025	December 31, 2024

Common shares outstanding	20,821,959	16,883,847
Nonvested shares outstanding	4,352,533	7,133,752
Legally outstanding shares	25,174,492	24,017,599
Stock options and RSUs outstanding (1)	1,693,734	1,546,039
Total fully diluted shares	26,868,226	25,563,638
(1) The holders of Restricted Stock Units and Stock Options are not entitled to dividends or to vote
The following tables includes the weighted average shares outstanding and potentially dilutive stock options and RSUs for years ended December 31, 2025 and 2024, respectively:

	2025	2024
Common shares, weighted average	17,466,665	13,409,160
Nonvested shares, weighted average	7,308,131	10,231,644
Legally outstanding shares, weighted average	24,774,796	23,640,804
Stock options and RSUs outstanding, weighted average	1,664,182	1,313,622
Total securities on a fully diluted basis, weighted average	26,438,978	24,954,426

PUBLIC POLICY HOLDING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
The following table shows the computation of basic and diluted loss per share for the years ended December 31, 2025 and 2024, respectively:

	2025	2024
Numerator
Net losses	$(39,001)	$(23,957)
Less unvested common stock dividends under the two - class method	(2,427)	(7,396)
Net loss attributable to common stockholders	(41,428)	(31,353)

Denominator
Weighted-average basic and diluted shares outstanding	17,466,665	13,409,160
Basic and diluted loss per share	$(2.37)	$(2.34)
NOTE 4. REVENUE
The following table provides disaggregated revenue by revenue type:

	Year Ended December 31,
	2025	2024
Government Relations Consulting revenue	$108,495	$102,464
Corporate Communications & Public Affairs Consulting revenue	65,050	36,405
Compliance and Insights Services revenue	12,996	10,694
Total revenue	$186,541	$149,563
Revenue by geographic region:

	Year Ended December 31,
	2025	2024
United States	$177,648	$145,482
International	8,893	4,081
Revenue by geographic market	$186,541	$149,563
NOTE 5. CONTRACT BALANCES AND ALLOWANCE FOR EXPECTED CREDIT LOSSES
The following table provides information about receivables, contract receivables and contract liabilities from contracts with customers as of:

	December 31, 2025	December 31, 2024
Accounts receivable	$23,831	$19,162
Unbilled receivables	512	225
Allowance for expected credit losses	(2,492)	(1,102)
Total contract receivables, net	21,851	18,285
Contract Liabilities / (Deferred revenue)	$(3,310)	$(3,150)
Contract liabilities relate to advance consideration received from customers under the terms of the Company's contracts primarily related to retainer fees and reimbursements of third-party expenses, both of which are generally recognized shortly after billing. Deferred revenue of $3.3 million and $3.2 million from December 31, 2025 and December 31, 2024 is expected to be recognized as revenue within one year of the respective balance sheet date.

PUBLIC POLICY HOLDING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
The following table summarized information about the activity in the allowance for expected credit losses as follows:

Balance at December 31, 2023	$794
Provision for expected credit losses	1,024
(Write-off)/Recoveries	(716)
Balance at December 31, 2024	$1,102
Provision for expected credit losses	2,353
(Write-off)/Recoveries	(963)
Balance at December 31, 2025	$2,492
As of December 31, 2025 and 2024 the balance of the allowance for credit losses approximated $2.5 million and $1.1 million.
NOTE 6. GOODWILL AND INTANGIBLE ASSETS
Goodwill
Goodwill is an indefinite lived asset with balances as follows:

Balance at December 31, 2023	$47,910
Acquired goodwill	16,779
Foreign currency translation	(381)
Balance at December 31, 2024	$64,308
Impairment	(6,219)
Other adjustment	(2,527)
Foreign currency translation	1,428
Balance at December 31, 2025	$56,990
Due to a combination of customer attrition and employee turnover at Pagefield, revenue and pre-bonus EBITDA were lower than expected in the first nine months of 2025. Based on that, the projected cash flows for the next five years were revised. We incurred a non-cash impairment charge of $6.2 million in 2025 on goodwill related to our Pagefield Government Relations Consulting reporting unit and Pagefield Corporate Communications & Public Affairs reporting unit. The fair value of the reporting units was estimated using the discounted cash flow method and the guideline public company method. This charge is reflected in the loss on impairment of goodwill line item on the Consolidated Statements of Operations and Comprehensive Loss. We did not recognize any impairment charges during 2024. There was no goodwill impairment for the year ended December 31, 2024.
Intangible assets
As of October 1, 2025, we determined that the effects of the expected decline in operations due to the impact of certain client relationships and employee turnover at Pagefield constituted a triggering event for both the Pagefield Government Relations Consulting reporting unit and the Pagefield Corporate Communications & Public Affairs reporting unit. As a result, we conducted a recoverability test by using the undiscounted cashflows of Pagefield acquisition's intangibles which indicated impairment. In order to estimate the fair values, we applied the multi-period excess earnings method for customer relationships. The fair value of the noncompete agreements could be measured directly. Fair value was estimated using the difference between entity value on an “as is” basis with present employees intact and a hypothetical firm value. We therefore concluded that a portion of the trade names and customer relationships was impaired as of December 31, 2025 and recorded non-cash impairment charges of $0.3 million and $2.6 million, respectively within our Pagefield Government Relations Consulting and Pagefield Corporate Communications & Public Affairs Consulting reporting units. The Company has not recorded any impairment charges related to long-lived assets for the year ended December 31, 2024. For the allocation of the impairment charge between segments, see Note 17. The fair value of customer relationships was estimated using the multi-period excess earnings method and the fair value trade names was estimated using the present value of discrete cash flows. These charges are reflected in loss on impairment of intangible assets line item on the Consolidated Statements of Operations and Comprehensive Loss. We did not recognize any impairment charges on indefinite-lived intangible assets during 2024.

PUBLIC POLICY HOLDING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
The following presents the Company’s gross and net amounts of intangible assets, other than goodwill, as reported on the Consolidated Balance Sheets as of December 31, 2025 and December 31, 2024:

	December 31, 2025
	Weighted Average Useful Life (in Years)	Gross Book Value	Accumulated Amortization	Net Book Value
Customer relationships	7.1	$40,760	$(20,283)	$20,477
Developed technology	7.0	3,938	(1,594)	2,344
Noncompete agreements	4.7	3,111	(1,309)	1,802
Total definite lived assets		47,809	(23,186)	24,623
Trade names		12,490		12,490
Total intangible assets		$60,299	$(23,186)	$37,113

	December 31, 2024
	Weighted Average Useful Life (in Years)	Gross Book Value	Accumulated Amortization	Net Book Value
Customer relationships	7.2	$33,556	$(15,277)	$18,279
Developed technology	7.0	3,938	(1,031)	2,907
Noncompete agreements	3.9	2,070	(767)	1,303
Total definite lived assets		39,564	(17,075)	22,489
Trade names		9,655	—	9,655
Total intangible assets		49,219	$(17,075)	$32,144
Amortization expense for customer relationship, noncompete agreement and developed technology assets approximated $6.0 million and $4.7 million for the years ended December 31, 2025 and 2024, respectively. The approximate estimated future amortization expense for the next five years and thereafter is as follows:

Year	Amortization
2026	$6,133
2027	5,883
2028	4,368
2029	4,110
2030	2,147
Thereafter	1,982
Total	$24,623

NOTE 7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable and accrued expenses consist of the following as of:

	December 31, 2025	December 31, 2024
Accounts payable	$6,248	$4,753
Bonus payable	15,855	9,927
Stock appreciation rights liability	1,964	668
Deferred equity offering costs	2,598	—
Other accrued expenses	4,154	4,696
Total	$30,819	$20,044

PUBLIC POLICY HOLDING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
NOTE 8. LEASES
The Company leases office space and equipment under non-cancelable operating leases, which may include renewal or termination options that are reasonably certain of exercise. Most leases include one or more options to renew. The exercise of lease renewal options is at the Company’s sole discretion. Certain of the Company’s lease agreements include rental payments that are adjusted periodically for inflation. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Company subleases office space to third parties under separate sublease agreements, which are generally month-to-month leases.
The Company uses our incremental borrowing rate on the commencement date in determining the present value of its lease payments. The discount rate used to measure the lease asset and liability is determined at the beginning of the lease term using the rate implicit in the lease, if readily determinable, or using the Company's collateralized credit-adjusted borrowing rate.
The following table presents lease costs and other quantitative information:

	Year Ended December 31,
	2025	2024
Operating lease cost (cost resulting from lease payments)	$5,793	$5,322
Variable lease cost (cost excluded from lease payments)	582	435
Sublease income	(387)	(337)
Net lease cost	$5,988	$5,420
Cash paid for amounts included in the measurement of lease liabilities	$6,288	$5,468
Weighted average lease term - operating leases	4.1 years	4.5 years
Weighted average discount rate - operating leases	5.6%	5.2%
As of December 31, 2025, the current and long term operating lease liabilities are $5.1 million and $16.5 million, respectively. Future payments of operating leases as of December 31, 2025 are listed in the table below:

Year	Amount
2026	$6,047
2027	6,164
2028	5,470
2029	3,630
2030	2,049
Thereafter	856
Total future minimum lease payments	24,216
Amount representing interest	(2,676)
Present value of net future minimum lease payments	$21,540
NOTE 9. NOTES PAYABLE
The Company has several term loans outstanding with a financial institution ("Term Loans"). The 2023 Facility 2 loan matures on March 31, 2029 with monthly principal payments of $0.2 million plus interest. The 2024 Term Loan A and 2024 Term Loan B (collectively the "2024 Term Loans") require monthly principal payments of $0.3 million plus interest until their maturity date of April 30, 2028. The 2025 Term Loan C requires monthly principal payments of $0.2 million per month plus interest through March 1, 2026, increasing to $0.3 million per month plus interest through the maturity date of March 31, 2029. The interest rate for all of these loans is the Secured Overnight Financing Rate ("SOFR") plus 2.60% per annum.

PUBLIC POLICY HOLDING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
The Company's total debt consists of the following as of:

	Original Loan Amount	December 31, 2025	December 31, 2024
2023 Facility 2	$14,000	$4,083	$7,875
2024 Term Loan A	6,000	4,950	5,850
2024 Term Loan B	19,000	15,675	18,525
2025 Term Loan C	24,000	22,407	—
Other debt	—	124	154
Less: unamortized debt issuance costs	748	251	359
Total debt, net of unamortized issuance costs	$62,252	46,988	32,045
Less: current portion		(9,082)	(6,031)
Total debt, long-term		$37,906	$26,014
As of December 31, 2025, the future principal maturities of the Terms Loans are as follows:

	2023 Facility 2	2024 Term Loan A	2024 Term Loan B	2025 Term Loan C	Total
2026	$2,100	$900	$2,850	$3,298	$9,148
2027	1,983	900	2,850	3,600	9,333
2028	—	3,150	9,975	3,600	16,725
2029	—	—	—	11,909	11,909
Total	$4,083	$4,950	$15,675	$22,407	$47,115
Total approximate interest expense incurred for the Term Loans was as follows:

	Year Ended December 31,
	2025	2024
Cash interest on term loans	$3,147	$1,693
Cash interest on other debt	19	25
Debt discount amortization	236	182
Total interest expense	$3,402	$1,900
The Credit Agreement and Amended Credit Agreements for the Term Loans contain certain non-financial and financial covenants that the Company is required to comply with and submit a compliance certificate to the bank on a quarterly basis. The financial covenants include a total leverage ratio and fixed coverage ratio. The Company was in compliance with all covenants as of December 31, 2025 and December 31, 2024.
NOTE 10. SHARE-BASED ACCOUNTING CHARGE
On December 16, 2021, PPHC-Inc. completed its initial public offering ("UK IPO") and its shares began trading on the AIM market of the London Stock Exchange. During 2021, all ultimate owners of PPHC-LLC, referred to as Company Executives, entered into Executive Employment Agreements. These executives sold some of their shares during the UK IPO (referred to as Liquidated Pre-UK IPO Shares) but retained the majority of their shares ("Retained Pre-UK IPO Shares"). The retained shares vest in equal installments over five years, provided the executive remains continuously employed. If an executive's employment terminates, except in cases of death, disability, termination without cause, or for good reason, the unvested shares will be forfeited. In cases of death, disability, termination without cause, or for good reason, all unvested shares will vest immediately. Additionally, the agreements include clawback provisions, allowing the

PUBLIC POLICY HOLDING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
company to reclaim cash from the sale of Liquidated Pre-UK IPO Shares and vested Retained Pre-UK IPO Shares under certain conditions.
As a result of the vesting conditions for the Retained Pre-UK IPO Shares, the Company is recording share-based accounting charges over the five years 2022-2026. It recorded $29.6 million and $31.8 million for the years ended December 31, 2025 and 2024, respectively.
As of December 31, 2025, there were 14,181,439 Retained Pre-UK IPO Shares held by current employees and subject to vesting requirements, and 11,216,338 of these shares were fully vested. These shares were issued in 2021 and the weighted-average grant date fair value of these shares was $9.10 as of the grant date. For the Retained Pre-UK IPO shares, the grant-date fair value is based upon the market price of the Company's common stock on the date of the grant. As of December 31, 2025, the unrecognized compensation cost from these restricted shares was approximately $28.3 million, which is expected to be recognized over a weighted-average period of 1.0 years.
The share-based accounting charge relating to the Retained Pre-UK IPO Shares is recorded to costs of services and general and administrative expense in the consolidated statement of operations. The table below represents the total expense relating to Retained Pre-UK IPO Shares recognized in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
Cost of services	$26,664	$26,636
General and administrative expense	2,962	5,168
Total expense relating to Retained Pre-UK IPO Shares	$29,626	$31,804
NOTE 11. POST-COMBINATION COMPENSATION CHARGE
The Company has acquired various companies from 2022 to 2025 for a combination of cash, shares of Company Common Stock and future contingent payments ("Acquisition Payments"). A portion of the Acquisition Payments are subject to vesting and/or claw back provisions that are directly linked to the continuing employment of certain individuals of the acquired companies ("Post-Combination Payments"). As a result, the Post-Combination Payments are being recognized as a charge for post-combination compensation over the period of the applicable vesting requirement or the period over which the claw back rights linked to employment lapse.
The Company analyzes post-combination obligations under the guidance of ASC Topic 480 Distinguishing liabilities from equity to determine if share-based instruments should be recorded as liabilities or within equity. Post-combination obligations of the Company that meet the criteria for liability classification are recorded to other liability in the consolidated balance sheets of the Company. Furthermore, the Company applies the guidance of ASC Topic 815 Derivatives and hedging to determine if liability instruments meet the criteria for derivative accounting.
The post-combination compensation charge recorded by the Company was $21.3 million for the year ended December 31, 2025 as compared to $11.6 million for the year ended December 31, 2024. The post-combination compensation charge is recorded in cost of services in the consolidated statements of operations and comprehensive loss. This amount consists of the following components:

	Year Ended December 31,
	2025	2024
Additions to other liability	$7,514	$4,028
Vesting of common stock	3,074	2,509
Amortization of prepaid post-combination compensation	8,987	5,062
Other adjustment	1,696	—
Total	$21,271	$11,599
As of December 31, 2025, the unrecognized post-combination compensation charge was approximately $44.6 million, which is expected to be recognized over a weighted-average period of 2.5 years. The actual amount of Post-Combination Payments is subject to significant estimates and could change materially in the future.

PUBLIC POLICY HOLDING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
The Company's potential future payments from its acquisitions exceed the liabilities recorded on the Company's consolidated balance sheets as the Company’s potential future payments include components of post-combination compensation and contingent consideration. Contingent consideration is recorded as a liability on the consolidated balance sheets at its estimated fair value. The fair value calculation of the contingent consideration includes certain discount rates and other factors that impact the value of these liabilities (see Note 15). The calculated fair value is based on the total payments that the Company expects to pay in the future rather than the total maximum payments that it could be required to pay. Other liability consists of certain future payments that the Company could be required to make if various operating targets are achieved from acquisitions. The Company records post-combination expense over the vesting or claw-back period applicable for these future payments on a straight-line basis with the amount accrued recorded as other liability. The future earn-out payments that have vesting or claw-back rights tied to employment will reduce the amount of the other liability when paid.
The table below highlights the other liability and contingent consideration recorded on the Company's consolidated balance sheets (as discounted) compared to the undiscounted estimated payout and the maximum payout of cash and stock that could occur if all future contingent earn-out provisions from the acquisitions were achieved as of December 31, 2025:

		Total
Liabilities recorded on balance sheet, December 31, 2025:
Other liability, current		$1,441
Other liability, long term		10,553
Contingent consideration, current		3,134
Contingent consideration, long term		9,864
Total liabilities recorded on balance sheet, December 31, 2025(1)		$24,992

Undiscounted potential future payments(2):
Potential cash future payments:	Estimated(3)	Maximum(4)
2026	$12,013	$17,516
2027	4,603	15,446
2028	22,750	22,750
2029	1,339	18,014
2030	3,928	10,000
Total potential cash future payments	$44,633	$83,726
Potential stock future payments (2):
2026	$4,600	$7,517
2027	1,661	6,907
2028	22,750	22,750
2029	775	11,010
2030	3,928	10,000
Total potential stock future payments(5)	$33,714	$58,184

Total potential future payments	$78,347
Total liabilities recorded on balance sheet, December 31, 2025	24,992
Total difference between future payments and reported liabilities	$53,355
__________________
(1)At fair value
(2)Includes estimate for future Pagefield payments based on December 12, 2025 exchange rate of GBP to USD
(3)Management's estimate as of December 2025 of the future payments of cash and stock for earn-out payments
(4)The maximum amount of future payments of cash and stock for earn-out payments
(5)The monetary value of potential future payments are subject to the operating performance of the acquired business over the contractual earnout period and are not subject to changes in the fair value of the Company’s common shares. The number of shares that could be required to be issued under the estimated and maximum payment scenarios above depend on the fair value of the Company’s common shares. Based on the fair value of the Company’s common shares at December 31, 2025, the maximum potential future stock payment would be 3,899,371 shares.

PUBLIC POLICY HOLDING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
NOTE 12. RELATED PARTY TRANSACTIONS
As of December 31, 2025, the amounts due from related parties of approximately $0.3 million consists primarily of a receivable due from the sellers of TrailRunner. During the year ended December 31, 2025, the working capital loan with the sellers of TrailRunner was settled.
As of December 31, 2024, the amounts due from related parties of approximately $0.6 million include the amount related to a working capital loan and adjustments associated with the LPA acquisition. During the year ended December 31, 2025, the working capital loan and adjustments with LPA was settled.
During December 2021, the Company entered into a term note agreement ("2021 Note") with The Alpine Group, Inc. ("Alpine Inc"). The 2021 Note provided Alpine Inc with the ability to request a one-time borrowing of up to $0.8 million from the Company at any time prior to December 31, 2022. The purpose of the 2021 Note was to provide Alpine Inc with funds to cover certain federal and state income taxes to be owed by Alpine Inc in connection with the sale of shares of the Company's common stock in the UK IPO. During April 2022, the Company advanced $0.5 million to Alpine Inc in accordance with the terms of the 2021 Note. The interest rate on the 2021 Note is equal to the Prime Rate as published in the Wall Street Journal. The amount of accrued interest and interest revenue from the 2021 Note is not material. The 2021 Note requires an annual payment of accrued and unpaid interest on the last business day of December each year and through the maturity date of January 16, 2025. During February 2025, the 2021 Note plus accrued interest totaling approximately $0.5 million was repaid through the transfer of 63,356 shares of PPHC-Inc common stock from Alpine Inc to the Company, which shares have been retired.
During November 2023, the Company entered into term note agreements ("2023 Notes") with certain employees of the Alpine Group Partners, LLC totaling $1.8 million. The interest rate on the 2023 Notes was 7.5% and was subsequently reduced in 2024 to 4.45%. The notes are payable in annual installments of $0.4 million plus all accrued and unpaid interest beginning on November 1, 2024 with a maturity date of November 1, 2028 or the effective date of the termination of employment of the respective employee borrower for any reason, if earlier than the maturity date. As of December 31, 2025 and 2024, the 2023 Notes were recorded in notes receivable - related parties with $0.7 million and $0.4 million classified as a current asset and $0.5 million and $1.1 million, respectively, classified as a non-current asset. The amount of accrued interest and interest revenue from the 2023 Notes is not material.
On August 1, 2025, the Company issued a loan to employees in the amount of $0.5 million. The interest rate on the loan is 4.06%. The employee loan has a maturity date of August 1, 2030. As of December 31, 2025, $0.1 million is classified in notes receivable - related parties, current portion and $0.4 million the employee loan was recorded in notes receivable - related parties, long term.
NOTE 13. OMNIBUS INCENTIVE PLAN
In 2021, we adopted the Public Policy Holding Company, Inc. 2021 Omnibus Incentive Plan (the "Omnibus Incentive Plan"), under which Options (both nonqualified options, and incentive stock options), stock appreciation rights, restricted stock units, restricted stock, unrestricted stock, cash-based awards and dividend equivalent rights may be issued. An award may not be granted if the number of common shares committed to be issued under that award exceeds fifteen percent of the ordinary shares of the Company in issue immediately before that day, when added to the number of common shares which have been issued, or committed to be issued, to satisfy awards under the Omnibus Incentive Plan, or options or awards under any other employee share plan operated by the Company, granted in the five previous years.
As of December 31, 2025, the total amount of shares authorized by the Board of Directors under the Omnibus Plan was 3,776,164. During the years ended December 31, 2025 and 2024, the Company granted 62,588 and 85,000 Options to employees. In addition, during the year ended December 31, 2025, the Company granted 498,532 Restricted Stock Units ("RSUs") and 195,593 Restricted Stock Awards ("RSAs"). During the year ended December 31, 2024, the Company granted 586,000 RSUs and 140,748 RSAs. The stock options have a contractual term of ten years and vest three years after their issuance. The RSUs vest over a three-year period with one-third vesting each year after the grant date. The amortization of the fair value of share-based awards is recorded as an expense in long-term incentive program charges in the statement of operations.

PUBLIC POLICY HOLDING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
The total long-term incentive program expense, net of forfeitures, is detailed in the following table:

	Year Ended December 31,
	2025	2024
Options	$269	$550
RSUs	3,127	1,974
RSAs	2,394	1,260
SARs	1,296	378
Total	$7,086	$4,162
The table below represents the total expense relating to the long-term incentive program recognized in the consolidated statements of operations and comprehensive loss as follows:

	Year Ended December 31,
	2025	2024
Cost of services	$6,039	$3,328
General and administrative expense	1,047	834
Total	$7,086	$4,162
As of December 31, 2025, total unrecognized compensation expense and the applicable weighted-average period for that expense to be recognized is as follows:

	Unrecognized compensation	Weighted average period
Options	$215	0.4 years
RSUs	5,686	0.8 years
RSAs	1,926	1.4 years
Total	$7,826
Options
Determining the appropriate fair value model and the related assumptions requires judgment. The fair value of each option granted is estimated using a Black-Scholes option-pricing model on the date of grant as follows for the years ended December 31:

	2025	2024
Estimated dividend yield	4.0%	4.0% to 10.0%
Expected stock price volatility	40.0%	40.0%
Risk-free interest rate	4.2%	4.3% to 4.4%
Expected life of option (in years)	6.5	6.5
Weighted Average Grant Date Fair Value	$2.50	$1.25
The expected volatility rates are estimated based on the actual volatility of comparable public companies over the expected term. The expected term represents the average time that Options that vest are expected to be outstanding. Due to limited historical data, the Company calculates the expected life based on the midpoint between the vesting date and the contractual term, which is in accordance with the simplified method. The risk-free rate is based on the United States Treasury yield curve during the expected life of the option.

PUBLIC POLICY HOLDING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
The following summarizes the stock option activity for the years ended December 31, 2025 and 2024:

	Number of Shares	Weighted Average Exercise Price- (USD)(1)	Weighted Average Exercise Price-(GBP)	Weighted Average Contractual Term (in years)
Outstanding as of December 31, 2024	676,709	$10.75	£8.60	7.8
Granted	62,588	15.16	11.27	10.0
Exercised	—	—	—	—
Cancelled/Forfeited	(37,295)	13.18	9.80	—
Outstanding as of December 31, 2025	702,002	11.33	8.42	6.9
Exercisable as of December 31, 2025	463,391	11.90	8.84	5.8
Vested and expected to vest as of December 31, 2025	702,002	$11.33	£8.42	6.9

	Number of Shares	Weighted Average Exercise Price- (USD)(1)	Weighted Average Exercise Price-(GBP)	Weighted Average Contractual Term (in years)
Outstanding as of December 31, 2023	617,812	$11.05	£8.70	8.9
Granted	85,000	10.10	8.10	—
Exercised	—	—	—	—
Cancelled/Forfeited	(26,103)	10.70	8.55	—
Outstanding as of December 31, 2024	676,709	10.75	8.60	7.8
Exercisable as of December 31, 2024	10,000	11.00	8.80	—
Vested and expected to vest as of December 31, 2024	676,709	$10.75	£8.60	7.8
(1)The applicable exercise prices have been adjusted based on the applicable exchange rate of GBP to USD at the end of each period presented.
Option expense for the years ended December 31, 2025 and 2024 was approximately $0.3 million and $0.6 million, respectively.
The weighted average intrinsic value of stock options was $2.75 as of December 31, 2025.

PUBLIC POLICY HOLDING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
Restricted Stock Units ("RSUs")
Determining the appropriate fair value model and the related assumptions requires judgment. The fair value of each RSU granted is estimated using a Black-Scholes option-pricing model on the date of grant as follows as for the years ended December 31:

	2025	2024
Estimated dividend yield	4.0%	10.0%
Expected stock price volatility	40.0%	40.0% to 50.0%
Risk-free interest rate	3.9% to 4.0%	4.5% to 5.1%
Expected life of option (in years)	1 to 3 years	1 to 3 years
Activity in the Company's non-vested RSUs was as follows for the years ended December 31, 2025 and 2024, respectively:

	Number of RSUs	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2024	869,330	$7.00
Granted	498,532	8.65
Vested	(329,137)	8.54
Cancelled/Forfeited	(46,993)	8.93
Nonvested as of December 31, 2025	991,732	$7.70

Nonvested as of December 31, 2023	445,000	7.05
Granted	586,000	7.05
Vested	(161,670)	7.45
Cancelled/Forfeited	—	—
Nonvested as of December 31, 2024	869,330	$7.00
RSU expense for the years ended December 31, 2025 and 2024, was approximately $3.1 million and $2.0 million, respectively.

PUBLIC POLICY HOLDING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
Restricted Stock Awards ("RSAs")
Determining the appropriate fair value model and the related assumptions requires judgment. The fair value of each RSA granted is estimated using a Black-Scholes option-pricing model on the date of grant as follows for the years ended December 31:

	2025	2024
Estimated dividend yield	0.0%	0.0%
Expected stock price volatility	40.0%	40.0%
Risk-free interest rate	4.0%	5.1% to 5.2%
Expected life of option (in years)	1 year	1 year
Activity in the Company's non-vested RSAs was as follows:

	Number of RSAs	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2024	479,491	$6.15
Granted	195,593	9.45
Vested	(263,176)	6.93
Cancelled/Forfeited	(3,624)	6.08
Nonvested as of December 31, 2025	408,284	$7.91

Nonvested as of December 31, 2023	437,789	5.95
Granted	140,748	7.15
Vested	(99,046)	6.70
Cancelled/Forfeited	—	—
Nonvested as of December 31, 2024	479,491	$6.15
RSA expense for the years ended December 31, 2025 and 2024, was approximately $2.4 million and $1.3 million, respectively.
Stock Appreciation Rights ("SARs")
SARs are not issued shares or committed shares to be issued and therefore do not count against the total number of shares that can be issued under the Omnibus Plan. Upon exercise of a SAR, the Company shall pay the grantee in cash an amount equal to the excess of the fair market value of a share of stock on the effective date of exercise in excess of the exercise price of the SAR. This cash settlement feature requires the SARs to be classified as a liability and remeasured at each reporting period. The SARs vest over a three-year period with one-third vesting each year after the grant date. The fair value of each SAR granted is estimated using a Black-Scholes option-pricing model and the fair value is adjusted at each reporting period. As of December 31, 2025 and 2024, the total liability recorded was $2.0 million and $0.7 million, respectively.
The fair value of the SARs was calculated as follows as of:

	December 31, 2025	December 31, 2024
Estimated dividend yield	4.0%	4.0%
Expected stock price volatility	42.0%	45.0%
Risk-free interest rate	3.5% to 3.6%	4.4% to 4.5%
Expected life of instrument (in years)	1.9 to 3.3 years	2.9 to 3.9 years
Weighted-average fair value per share	$6.60	$2.55

PUBLIC POLICY HOLDING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
Activity in the Company's SARs was as follows for the year ended December 31, 2025 and year ended December 31, 2024:

	Number of Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2023	352,000	$8.50
Granted	—	—
Exercised	—	—
Cancelled/Forfeited	(11,000)	8.35
Outstanding as of December 31, 2024	341,000	$8.05
Granted	—	—
Exercised	—	—
Cancelled/Forfeited	(30,000)	8.98
Outstanding as of December 31, 2025	311,000	8.97
Exercisable as of December 31, 2025	207,337	8.97
Vested and expected to vest as of December 31, 2025	311,000	$8.97
SAR expense for the years ended December 31, 2025 and 2024, was approximately $1.3 million and $0.4 million, respectively. The amount of the future expense for all SARs issued will depend upon the value of the Company's common stock and other factors at each future reporting date.
NOTE 14. INCOME TAXES
Net loss before provision for income taxes for the years ended December 31, 2025 and 2024 was:

	2025	2024
United States	$(27,259)	$(19,942)
Foreign	(7,343)	2,530
Net loss before income taxes	$(34,602)	$(17,412)
The components of income tax expense attributable to income before income taxes was a follows for the years ended December 31, 2025 and 2024:

	2025	2024
Current tax expense (benefit):
Federal	$5,438	$5,588
State	2,343	2,251
Foreign	(757)	—
Total current tax expense (benefit)	7,024	7,839
Deferred tax expense (benefit):
Federal	(2,389)	(1,252)
State	(790)	(216)
Foreign	554	174
Total deferred tax (benefit)	(2,625)	(1,294)
Total provision for income taxes	$4,399	$6,545
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The acquisitions of KP, Engage, Multistate, Doherty, Lucas Public Affairs, TrailRunner and Pine Cove were taxable asset acquisitions. As such, the purchase consideration for these acquisitions generated tax-deductible goodwill in the combined amount of approximately $94.2 million. A deferred tax asset has been recorded in relation to the excess of the tax deductible goodwill as compared to the GAAP carrying value of goodwill. Of the $94.2 million of tax deductible goodwill, approximately $50.6 million is

PUBLIC POLICY HOLDING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
eligible for amortization during 2025. None of the goodwill recorded in connection with the Pagefield business combination is deductible for tax purposes.
As of December 31, 2025, there are no known items that would result in a material liability related to uncertain tax positions, as such, there are no unrecognized tax benefits. The Company's policy is to recognize interest and penalties related to uncertain tax positions in the provision for income taxes. As of December 31, 2025, the Company had no accrued interest or penalties related to uncertain tax positions. There were no changes in uncertain tax positions during the 2025 reporting year.
The Company’s 2022 to 2024 domestic income tax return years are open under the statute of limitations for examination by the taxing authorities. Additionally, the Company’s income tax returns for Pagefield, TrailRunner UK, TrailRunner International Public Relations DMCC, and TrailRunner International Public Relations FZ for the years 2021 to 2024 are open under the statute of limitations for examination by the applicable taxing authorities. The Company had $0.2 million of foreign net operating losses that carry forward indefinitely. There were no federal or state net operating loss carryforwards as of December 31, 2025.
The Company recorded a valuation allowance of less than $0.1 million against the deferred tax asset related to foreign net operating losses as of December 31, 2025 because realization is not more likely than not based on available positive and negative evidence. The change in valuation allowance was less than $0.1 million as of December 31, 2025.
The Tax Cuts and Jobs Act of 2017 subjects a US shareholder to tax on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries. The Company has elected to account for GILTI in the year the tax is incurred. The Company recorded a GILTI inclusion of approximately $1.4 million and $0.6 million during the years ended December 31, 2025 and 2024, respectively.
On July 4, 2025, the US government enacted the One Big Beautiful Bill Act ("OBBBA"), which includes several changes to US federal income tax law including temporary and permanent extension of expiring provisions of the Tax Cuts and Jobs Act of 2017. Significant provisions for corporate taxpayers include permanent 100% bonus depreciation for qualified property, immediate expensing of domestic research & development expenditures, and changes to the limitation on business interest expense deductions under Section 163(j). None of these provisions had a material impact on the Company’s 2025 income tax provision.
Significant components of the Company's deferred tax assets and liabilities are as follows as of December 31:

	2025	2024
Deferred tax assets:
Other assets	$689	$318
Foreign net operating losses	35	1,087
Long term incentive plan RSUs	1,281	717
Foreign equity compensation and accrual	—	392
Goodwill	23,492	10,998
ASC 842 Lease liability	5,834	5,810
Valuation Allowance	(11)	—
Total deferred income tax assets	31,320	19,322
Deferred tax liabilities:
Other	(151)	(183)
Intangible assets	(1,469)	(3,152)
Right of use asset	(5,100)	(4,949)
Total deferred income tax liabilities	(6,720)	(8,284)
Total net deferred tax asset	$24,600	$11,038
A reconciliation for the difference between actual income tax expense (benefit) compared to the amount computed by applying the statutory federal income tax rate to net loss before income tax for the year ended December 31, 2025 after the adoption of ASU 2023-09 is as follows:

PUBLIC POLICY HOLDING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

	December 31, 2025
	Amount	% of Pretax Earnings
Tax at US Federal Statutory Tax Rate	$(7,264)	21.0%
State and Local Income Taxes, Net of Federal Income Tax Effect	1,061	(3.1)%
Foreign Tax Effects
United Kingdom
Statutory tax rate difference between UK and US	(293)	0.8%
Nondeductible Goodwill Impairment	1,514	(4.4)%
Other	111	(0.3)%
United Arab Emirates
Statutory tax rate difference between UAE and US	(8)	—
Other	11	—
Effect of Cross-Border Tax Laws	290	(0.8)%
Nontaxable or Nondeductible Items – US Federal Impact
Prepaid post combination compensation expense	3,670	(10.60)%
Nondeductible share-based accounting charge	6,221	(18.00)%
Excess Tax Benefit – Equity Compensation	(539)	1.60%
Bargain Purchase Gain	(571)	1.70%
Other	185	(0.50)%
Other Adjustments	11	(0.10)%
Effective Tax Rate	$4,399	(12.7)%
The states and local jurisdictions that contribute to the majority (greater than 50%) of the tax effect in this category include California, Washington D.C., and Virginia.
A reconciliation of the provision for income taxes to the amount computed by applying the 21% statutory US federal income tax rate to income before income taxes for the year prior to the adoption of ASU 2023-09 is as follows:

	December 31, 2024
	Amount	% of Pretax Earnings
Federal income tax benefit at statutory rate	$(3,657)	(21.0)%
State income taxes, net of federal income tax benefit	(1,168)	(6.7)%
Nondeductible share-based accounting charge	8,541	49.1%
Prepaid post-combination compensation expense	3,107	17.8%
Foreign rate differential	101	0.6%
Other	(379)	(2.2)%
Total provision for income taxes	$6,545	37.6%
The amounts of cash income taxes paid (received) by the Company for the year ended December 31, 2025 were as follows:

Federal	$3,750
State and Local	2,508
Foreign (UK)	(319)
Income Taxes, net of amounts refunded	$5,939

PUBLIC POLICY HOLDING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
NOTE 15. FAIR VALUE MEASUREMENT
The following table presents a summary of the Company’s liabilities that are measured at fair value on a recurring basis by their respective fair value hierarchy level as of December 31, 2025:

	Level 1	Level 2	Level 3
Other liabilities	$—	$—	$12,030
Contingent consideration	—	—	12,998
Total liabilities	$—	$—	$25,028
The following table presents a summary of the Company’s liabilities that are measured at fair value on a recurring basis by their respective fair value hierarchy level as of December 31, 2024:

	Level 1	Level 2	Level 3
Other liabilities	$—	$—	$4,880
Contingent consideration	—	—	10,896
Total liabilities	$—	$—	$15,776
The carrying values of cash, contract receivables, and accounts payable and accrued expenses at December 31, 2025 and December 31, 2024 approximated their fair value due to the short maturity of these instruments.
Financial Instruments that are Measured at Fair Value on a Recurring Basis
Contingent Consideration
The fair value of contingent consideration from the Company's acquisitions were measured using Level 3 inputs.
The following table summarized the change in fair value, as determined by Level 3 inputs, for the contingent consideration using the unobservable Level 3 inputs for the year ended December 31, 2025 as follows:

Balance at December 31, 2024	$10,896
Cash and stock payout of contingent consideration	(582)
Change in fair value	5,147
Effect of currency translation adjustment	42
Other adjustment	(2,505)
Balance at December 31, 2025	$12,998
The following table summarized the change in fair value, as determined by Level 3 inputs, for the contingent consideration using the unobservable Level 3 inputs for the year ended December 31, 2024 as follows:

Balance at December 31, 2023	$6,920
Fair value at issuance	3,798
Cash and stock payout of contingent consideration	(1,709)
Change in fair value	1,910
Effect of currency translation adjustment	(23)
Balance at December 31, 2024	$10,896
The estimated fair value of contingent consideration is calculated by Monte Carlo simulations utilize estimates including; expected volatility of future operating results, discount rates applicable to future results, and expected growth rates.
Other Liabilities
The fair value of other liabilities, comprising of post-combination compensation obligations of the Company, relates to various acquisitions. The estimated fair value of other liabilities is calculated by Monte Carlo simulations utilize estimates

PUBLIC POLICY HOLDING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
including; expected volatility of future operating results, discount rates applicable to future results, and expected growth rates.
The following table summarized the change in fair value, as determined by Level 3 inputs, for the other liabilities using the Level 3 inputs for the year ended December 31, 2025 as follows:

Balance at December 31, 2024	$4,880
Accretion of liability	8,490
Changes in other liabilities	(1,714)
Stock issued for settlement of other liability	342
Effect of currency translation adjustment	(3)
Other adjustment	35
Balance at December 31, 2025	$12,030
The following table summarized the change in fair value, as determined by Level 3 inputs, for the other liabilities using the Level 3 inputs for the year ended December 31, 2024 as follows:

Balance at December 31, 2023	$2,120
Accretion of other liability	3,742
Other liabilities	(982)
Balance at December 31, 2024	$4,880
The Monte Carlo assumptions and inputs (which are Level 3 inputs) are as follows for the years ended December 31, 2025 and 2024 are as follows:

December 31, 2025
Significant Input	Weighted Average Input	Input Range
Discount rate for credit risk and time value	4.5%	4.4% to 4.8%
Discount rate for future profit after tax	15.1%	11.3% to 19.4%
Expected volatility of future annual profit after tax	29.0%	29.0%
Discount Rate Applicable to Future Annual EBITDA	15.0%	14.4% to 15.5%
Expected Volatility of Future Annual EBITDA	30.5%	29.0% to 32.0%
Forecasted growth rate	8.6%	0.9% to 17.1%

December 31, 2024
Significant Input	Weighted Average Input	Input Range
Discount rate for credit risk and time value	5.2%	5.2% to 5.4%
Discount rate for future profit after tax	16.4%	11.5% to 21.3%
Expected volatility of future annual profit after tax	31.0%	29.0% to 34.0%
Forecasted growth rate	8.9%	4.9% to 70.8%
Financial Instruments that are not Measured at Fair Value on a Recurring Basis
The Notes Payable of the Company are subject to a variable interest rate and as such, the carrying amount closely approximates the fair value of this instrument.
Non-financial Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis
Certain non-financial assets are measured at fair value on a nonrecurring basis, primarily goodwill, intangible assets (Level 3 fair value measurements) and right-of-use lease assets (Level 2 fair value measurement). Accordingly, these assets are not measured and adjusted to fair value on an ongoing basis but are subject to periodic evaluations for potential impairment.

PUBLIC POLICY HOLDING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
NOTE 16. ACQUISITIONS
Lucas Public Affairs, Inc. (“LPA”)
On May 1, 2024, the Company entered into an Asset Purchase Agreement ("LPA Agreement") and acquired certain assets and assumed certain liabilities of Lucas Public Affairs, Inc. ("Seller" or "LPA") through the creation of a wholly-owned subsidiary, Lucas Public Affairs, LLC ("LPA LLC"). At the closing of the transaction, the Company paid the Seller cash in the amount of $6.0 million ("LPA Closing Cash Payment") and issued 191,675 shares of the Company's common stock ("LPA Closing Share Payment") to Seller at an aggregate fair value of approximately $1.5 million, of which, all the shares have vesting requirements ("LPA Vesting Shares").
In addition, there are additional contingent payments that the Seller can earn in the future depending on certain operating results that are achieved. The total additional amount of consideration that the Company could be required to pay to the Seller is $9.8 million of cash and $4.7 million of stock ("LPA Seller Shares") for total additional consideration of up to $14.5 million. This combined with the closing payments already made could require total payments of up to $22.0 million to the Seller.
The LPA Agreement provides certain forfeiture provisions applicable to any future cash or share payments owed, which generally require the owners of the Seller ("LPA Owner") to remain employed by the Company for a certain period of time to receive the full amount of those future payments, although there are certain exceptions.
Reasons for the acquisition
The Company acquired LPA to expand the scope of its consulting services provided in respect of federal, state and local governments. Specifically, LPA provides significant complementary services to companies and organizations doing business in the state of California.
Purchase consideration
The Company determined that certain consideration provided to LPA in the LPA Agreement does not qualify as purchase consideration in accordance with the guidance of ASC 805. The Company determined that the purchase consideration consists of the amount of cash and share payments owed to LPA that are not subject to a vesting or claw back provision that is directly linked to the continued employment of LPA Owners. The total purchase consideration consisted of the following amounts:

LPA Closing Cash Payment	$1,560
Contingent consideration	377
Total purchase consideration	$1,937
The LPA Closing Cash Payment and contingent consideration allocated as purchase consideration consists of the amount of the LPA Closing Cash Payment and estimated fair value of future payments that are not subject to vesting or claw back provisions tied to continued employment.
Purchase price allocation
The allocation of the purchase consideration resulted in the following amounts being allocated to the assets acquired and liabilities assumed as of the purchase date of May 1, 2024 based on their respective estimated fair values is summarized below:

PUBLIC POLICY HOLDING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

Customer relationships	$1,151
Right of use assets	284
Tradename	1,021
Noncompete agreements	159
Deferred income tax asset	1,962
Lease liability	(284)
Net assets acquired	4,293
Less estimated purchase price	(1,937)
Gain on bargain purchase	$2,356
The fair value of customer relationships was determined using the income approach, which requires management to estimate a number of factors for each reporting unit, including projected future operating results, anticipating future cash flows and discount rates. The fair value of noncompete agreements was determined using an income approach method, which requires management to estimate a number of factors related to the expected future cash flows of LPA LLC and the potential impact and probability of competition, assuming such noncompete agreements were not in place. The primary factors that contributed to the gain on bargain purchase recognized from the LPA acquisition include the requirement for the key employees of LPA to stay employees of the Company for a significant period of time. The weighted average amortization period for customer relationships is seven years, and noncompete agreements is five years.
The fair value of the contingent consideration was performed using Monte Carlo simulations to estimate the achievement and amount of certain future operating results. The Monte Carlo simulations utilize estimates including; expected volatility of future operating results, discount rates applicable to future results, and expected growth rates. The table below provides the significant inputs to the calculation of the contingent consideration as of the acquisition date:

Significant Input	Range
Discount rate for credit risk and time value	5.2% to 5.4%
Discount rate for future profit after tax	15.7% to 16.4%
Expected volatility of future annual profit after tax	35.0% to 38.0%
Forecasted growth rate	9.5% to 13.4%
Pagefield Communications Limited ("Pagefield")
On June 7, 2024, the Company entered into a Share Purchase Agreement ("Pagefield Agreement") and acquired the stock of Pagefield Communications Limited ("Pagefield") from the owners of Pagefield (“Seller” or “Sellers”) through the creation of a wholly-owned subsidiary, PPHC International Ltd. ("PPHC LTD"). At the closing of the transaction, the Company paid the Sellers cash in the amount of 15.0 million GBP, which was approximately $19.2 million USD ("Pagefield Closing Cash Payment") and issued 179,528 shares of the Company's common stock ("Pagefield Closing Share Payment") to Sellers at an aggregate fair value of approximately $1.4 million.
In addition, there are additional contingent payments that the Sellers can earn in the future depending on certain operating results that are achieved. The total additional amount of consideration that the Company could be required to pay to the Sellers is up to 13.8 million GBP, which includes up to 8.8 million GBP subject to future vesting and clawback provisions. The additional contingent consideration combined with the closing payments already made could require total payments of up to 30.0 million GBP to the Sellers.
The Pagefield Agreement provides certain vesting and forfeiture provisions applicable to a portion of the future cash or share payments owed. These provisions are specifically designated toward the continued employment of one of the Sellers ("Restricted Owner"). The Restricted Owner is required to remain employed by the Company for a certain period of time to receive the full amount of those future payments. There are certain exceptions to the forfeiture provisions if termination of employment occurs under certain permitted events ("Pagefield Acceleration Event") as defined in the Pagefield Agreement. If the Restricted Owner's employment is terminated as a result of a Pagefield Acceleration Event, a percentage of the unvested Restricted Owner Shares shall become fully vested.

PUBLIC POLICY HOLDING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
Reasons for the acquisition
The Company acquired Pagefield to expand the geographic scope of its consulting services. Specifically, Pagefield provides services to companies and organizations doing business in the United Kingdom ("UK") while interacting with the UK government.
Purchase consideration
The Company determined that certain consideration provided to Pagefield in the Pagefield Agreement does not qualify as purchase consideration in accordance with the guidance of ASC 805. The Company determined that the purchase consideration consists of the amount of cash and share payments owed to Pagefield that are not subject to a vesting or claw back provision that is directly linked to the continued employment of one of the Sellers. The total purchase consideration consisted of the following amounts:

Pagefield Closing Cash Payment	$19,209
Pagefield Closing Share Payment	1,443
Contingent consideration	3,403
Total purchase consideration	$24,056
The contingent consideration allocated as purchase consideration consists of the amount of the estimated fair value of the projected future payments that are not subject to vesting or claw back provisions tied to continued employment.
Purchase price allocation
The allocation of the purchase consideration resulted in the following amounts being allocated to the assets acquired and liabilities assumed as of the purchase date of June 7, 2024, based on their respective estimated fair values is summarized below:

Cash acquired	$1,055
Contract receivables	1,128
Other current assets	2,260
Property and equipment	31
Customer relationships	5,184
Tradename	1,549
Noncompete agreements	954
Accounts payable and accrued expenses	(2,721)
Other current liabilities	(463)
Deferred income tax liability	(1,701)
Net assets acquired	7,276
Less estimated purchase price	(24,056)
Goodwill(1)	$(16,779)
_________________
(1)Based on the exchange rate in effect at the acquisition date
The fair value of customer relationships was determined using the income approach, which requires management to estimate a number of factors for each reporting unit, including projected future operating results and discount rates. The fair value of noncompete agreements was determined using an income approach method, which requires management to estimate a number of factors related to the expected future cash flows of Pagefield and the potential impact and probability of competition, assuming such noncompete agreements were not in place. The weighted average amortization period for customer relationships is seven years, and noncompete agreements is three years.

PUBLIC POLICY HOLDING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
The fair value of the contingent consideration was performed using Monte Carlo simulations to estimate the achievement and amount of certain future operating results. The Monte Carlo simulations utilize estimates including; expected volatility of future operating results, discount rates applicable to future results, and expected growth rates. The table below provides the significant inputs to the calculation of the contingent consideration as of the acquisition date:

Significant Input	Range
Discount rate for credit risk and time value	5.3% to 5.9%
Discount rate for future profit after tax	12.0% to 12.4%
Expected volatility of future annual profit after tax	34.0% to 37.0%
Forecasted growth rate	9.1% to 9.5%
Supplemental Unaudited Pro Forma Financial Information
The unaudited pro forma information for the periods set forth below gives effect to the business acquisitions that occurred during the year ended December 31, 2024 (Pagefield and Lucas), as if they occurred as of January 1, 2023. The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time. Pro forma revenue and net income amounts are as follows for the years ended December 31, 2024 and 2023:

	2024	2023
Revenue	$154,552	$149,884
Net income	$(22,900)	$(12,409)
Revenue attributable to LPA and Pagefield, included within the consolidated statements of operations for the year ended December 31, 2024, was $7.8 million. Net income attributable to Lucas and Pagefield, included within the consolidated statements of operations for the year ended December 31, 2024, was $2.9 million.
TrailRunner
On January 24, 2025, the Company entered into a binding agreement ("TrailRunner Agreement") to acquire TrailRunner International LLC and its wholly-owned subsidiaries (collectively, the “TrailRunner Seller” or "TrailRunner"), a Texas headquartered global strategic communications advisory firm. At the closing of the transaction, the Company agreed to pay the TrailRunner Seller cash in the amount of approximately $28.2 million and issue 593,228 shares of the Company’s common stock to the TrailRunner Seller at an aggregate fair value of approximately $5.2 million.
In addition, there are additional contingent payments that the TrailRunner Seller can earn in the future depending on certain operating results that are achieved. The total additional amount of consideration that the Company could be required to pay to the TrailRunner Seller is $37.0 million. Although the Company remitted the funds to the TrailRunner Seller on March 31 2025, the effective date of the transaction was April 1, 2025.
Reasons for the acquisition
The Company acquired TrailRunner to expand the Company's ability to provide a distinct suite of corporate communication capabilities and enhance its global footprint. TrailRunner has eight office locations across the United States, United Kingdom, Middle East, and Asia.
Accounting for the acquisition
The acquisition of TrailRunner was accounted for as a business combination and reflects the application of acquisition accounting in accordance with ASC 805, Business Combinations ("ASC 805"). The acquired assets, including identifiable intangible assets and liabilities assumed, have been recorded at their estimated fair values.
Purchase consideration
The Company determined that certain consideration provided to TrailRunner does not qualify as purchase consideration in accordance with the guidance of ASC 805. The Company determined that the purchase consideration consists of the amount of cash and share payments owed to TrailRunner that are not subject to a vesting or claw back

PUBLIC POLICY HOLDING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
provision that is directly linked to the continued employment of the TrailRunner Seller. The total purchase consideration consisted of the following amounts:

Cash paid	$18,607
Common stock issued	1,190
Total	$19,797
Purchase price allocation
The Company recognized a bargain purchase gain of $1.3 million in connection with the acquisition of TrailRunner, representing the excess of the fair value of identifiable net assets acquired over the aggregate amount transferred. In accordance with ASC 805 - business combinations, the Company reassessed the identification and measurement of the assets acquired and liabilities assumed prior to recognizing the gain. The primary factors that contributed to the gain on bargain purchase recognized from the TrailRunner acquisition include the requirement for the key employees of TrailRunner to stay employees of the Company for a significant period of time. The purchase price allocation was finalized as of December 31, 2025.
The allocation of the purchase consideration resulted in the following amounts being allocated to the assets acquired and liabilities assumed as of the purchase date of April 1, 2025, based on their respective estimated fair values is summarized below:

Cash acquired	$85
Accounts receivable	758
Other current assets	172
Property and equipment	27
Right of use asset	1,806
Customer relationships	7,796
Tradename	2,760
Noncompete agreements	786
Deferred tax asset	9,118
Accounts payable and accrued expenses	(372)
Operating lease liability	(1,806)
Net assets acquired	21,130
Less estimated purchase price	(19,797)
Gain on bargain purchase	$1,333
The fair value of the identified definite-lived intangible assets was as follows:

Definite-lived	Weighted-average useful life
intangible assets	(in years)	Amount
Customer relationship	7.0	$7,796
Noncompete agreements	5.0	$786
The fair value of customer relationships was determined using the income approach, which requires management to estimate a number of factors for each reporting unit, including projected future operating results and discount rates. The fair value of the trade names was determined using the relief from royalty method. The fair value of noncompete agreements was determined using an income approach method, which requires management to estimate a number of factors related to the expected future cash flows of TrailRunner and the potential impact and probability of competition, assuming such noncompete agreements were not in place.

PUBLIC POLICY HOLDING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
Pine Cove
On July 11, 2025, the Company entered into an Asset Purchase Agreement (“APA”) with Pine Cove Capital, LLC, a strategic advisory and government relations business serving clients in technology, energy, digital health, and financial services. The transaction was structured as an asset purchase, with Purchaser acquiring substantially all operating assets of Seller, including tangible assets, intellectual property, client contracts, and goodwill, while assuming certain specified liabilities. At the closing of the transaction, the Company agreed to pay the Pine Cove Seller cash in the amount of approximately $2.6 million and issue 42,829 shares of the Company’s common stock to the Pine Cove Seller at an aggregate fair value of approximately $0.5 million.
In addition, there are additional contingent payments that the Pine Cove Seller can earn in the future depending on certain operating results that are achieved. The total additional amount of consideration that the Company could be required to pay to the Pine Cove Seller is $10.0 million. The transaction closed effective August 1, 2025 (the “Closing Date” or “Acquisition Date”).
Reasons for the acquisition
The Company acquired Pine Cove to continue the Company's expansion into certain key US state capitals, complementing the Company’s federal capabilities with best-in-class local market expertise. Texas, as one of the largest state economies and most consequential for public policy activities, has long been a stated priority for local government relations expansion.
Accounting for the acquisition
The acquisition of Pine Cove was accounted for as a business combination and reflects the application of acquisition accounting in accordance with ASC 805, Business Combinations ("ASC 805"). The acquired assets, including identifiable intangible assets and liabilities assumed, have been recorded at their estimated fair values.
Purchase consideration
The Company determined that certain consideration provided to Pine Cove does not qualify as purchase consideration in accordance with the guidance of ASC 805. The Company determined that the purchase consideration consists of the amount of cash and share payments owed to Pine Cove that are not subject to a vesting or claw back provision that is directly linked to the continued employment of the Pine Cove Seller. The total purchase consideration consisted of the following amounts:

Cash paid	$2,550
Common stock issued	95
Total	$2,645
Purchase price allocation
The Company recognized a bargain purchase gain of $0.7 million in connection with the acquisition of Pine Cove, representing the excess of the fair value of identifiable net assets acquired over the aggregate amount transferred. In accordance with ASC 805 - business combinations, the Company reassessed the identification and measurement of the assets acquired and liabilities assumed prior to recognizing the gain. The primary factors that contributed to the gain on bargain purchase recognized from the Pine Cove acquisition include the requirement for the key employees of Pine Cove to stay employees of the Company for a significant period of time. The purchase price allocation was finalized as of December 31, 2025.
The allocation of the purchase consideration resulted in the following amounts being allocated to the assets acquired and liabilities assumed as of the purchase date of August 1, 2025, based on their respective estimated fair values is summarized below:

PUBLIC POLICY HOLDING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

Customer relationships	$1,621
Tradename	268
Noncompete agreements	402
Deferred tax asset	1,063
Net assets acquired	3,354
Less estimated purchase price	(2,645)
Gain on bargain purchase	$710
The fair value of the identified definite-lived intangible assets was as follows:

Definite-lived	Weighted-average useful life
intangible assets	(in years)	Amount
Customer relationship	7.0	$1,621
Noncompete agreements	5.0	$402
The fair value of customer relationships was determined using the income approach, which requires management to estimate a number of factors for each reporting unit, including projected future operating results and discount rates. The fair value of the trade names was determined using the relief from royalty method. The fair value of noncompete agreements was determined using an income approach method, which requires management to estimate a number of factors related to the expected future cash flows of Pine Cove and the potential impact and probability of competition, assuming such noncompete agreements were not in place.
Supplemental Unaudited Pro Forma Financial Information
The unaudited pro forma information for the periods set forth below gives effect to the business acquisitions that occurred during the year ended December 31, 2025 (TrailRunner and Pine Cove), as if they occurred as of January 1, 2024. The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time. Pro forma revenue and net income amounts are as follows for the years ended December 31, 2025 and 2024:

	2025	2024
Revenue	$195,727	$175,535
Net Loss	$(38,333)	$(21,886)
Revenue attributable to TrailRunner and Pine Cove, included within the consolidated statements of operations for the year ended December 31, 2025, was $23.1 million. Net income attributable to TrailRunner and Pine Cove, included within the consolidated statements of operations for the year ended December 31, 2025, was $0.3 million.
NOTE 17. SEGMENT REPORTING
The Company determined that its business is conducted across three reportable segments as of December 31, 2025 as follows: Government Relations Consulting, Corporate Communications & Public Affairs Consulting and Compliance and Insights Services.
•Government Relations Consulting services (which is also commonly referred to as “lobbying”) include advocacy, strategic guidance, political intelligence and issue monitoring at the US federal and state levels and in the United Kingdom through our offices in London;
•Corporate Communications & Public Affairs Consulting services include policy communications, crisis communications, financial communications and investor relations, litigation support, community relations, social and digital media, public opinion research, branding and messaging, and relationship marketing, across the United States and internationally through our offices in London, Shanghai, Abu Dhabi, and Dubai; and
•Compliance and Insights Services include lobbying compliance services and legislative tracking.

PUBLIC POLICY HOLDING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
The Chief Operating Decision Maker ("CODM"), being its Chief Executive Officer, is not regularly provided assets on a segment basis since it is not used to allocate resources and assess performance for each of the segments; therefore, total segment assets have not been disclosed. In addition, for the years ended December 31, 2025 and 2024, revenues in each of the three segments were primarily attributable the United States operations as there were no other countries from which the Company derived segment revenues that exceeded 10% of that segment.
The following tables present segment information by revenues, significant expenses consisting of staff costs and non-staff costs by segment and Adjusted Pre-Bonus EBITDA by segment, and a reconciliation to the consolidated net loss before income taxes for each of the years ended December 31, 2025 and 2024.
For the years ended months ended December 31, 2024, the segment information has been recast to conform to the 2025 segment information.

	Year Ended December 31, 2025
	Government Relations Consulting	Corporate Communications & Public Affairs Consulting	Compliance and Insights Services	Total
Revenue	$108,495	$65,050	$12,996	$186,541
Costs and expenses:
Staff costs by segment	50,175	37,377	5,124	92,676
Non-staff costs by segment	9,780	8,863	761	19,404
Segment Adjusted Pre-Bonus EBITDA	$48,540	$18,810	$7,111	74,461
Reconciliation to net loss before income taxes:
Unallocated bonuses				(16,716)
Unallocated corporate level expenses				(13,181)
Depreciation				(192)
Share-based accounting charge				(29,626)
Post-combination compensation charges				(21,271)
Long term incentive program charges				(7,086)
Change in contingent consideration				(5,147)
Loss on impairment of intangible assets	(1,850)	(1,040)	—	(2,890)
Loss on impairment of goodwill	(4,760)	(1,459)	—	(6,219)
Amortization of intangibles				(6,046)
Loss from operations				(33,913)
Gain on bargain purchase				2,043
Interest, net				(3,321)
Other income, net				589
Net loss before income taxes				(34,602)
Income tax expense				4,399
Net loss after income taxes				$(39,001)

PUBLIC POLICY HOLDING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

	Year Ended December 31, 2024
	Government Relations Consulting	Corporate Communications & Public Affairs Consulting	Compliance and Insights Services	Total
Revenue	$102,464	$36,405	$10,694	$149,563
Costs and expenses:
Staff costs by segment	47,342	23,419	4,893	75,654
Non-staff costs by segment	8,173	5,203	702	14,078
Segment Adjusted Pre-Bonus EBITDA	$46,949	$7,783	$5,099	59,831
Reconciliation to net loss before income taxes:
Unallocated bonuses				(10,375)
Unallocated corporate level expenses				(13,327)
Depreciation				(136)
Share-based accounting charge				(31,804)
Post-combination compensation charges				(11,599)
Long term incentive program charges				(4,162)
Change in contingent consideration				(1,910)
Amortization of intangibles				(4,671)
Loss from operations				(18,153)
Gain on bargain purchase				2,464
Interest, net				(1,723)
Net loss before income taxes				(17,412)
Income tax expense				6,545
Net loss after income taxes				$(23,957)
NOTE 18. STOCKHOLDERS' EQUITY
As of December 31, 2025, the authorized capital of the Company consists of 1,100,000,000 shares of capital stock, $0.001 par value per share, of which 1,000,000,000 shares are designated as common stock and 100,000,000 shares are designated as preferred stock. The Company’s stockholders include holders of fully vested Common Stock, unvested pre-UK IPO Shares, unvested Restricted Stock Awards, and unvested Common Stock issued in connection with business acquisitions. Each share of Common Stock, whether vested or unvested, carries one vote on matters submitted to stockholders and entitles the holder to nonforfeitable dividend rights on a per-share basis. Holders of all types of unvested Common Stock are not contractually obligated to fund Company losses. There are no shares of preferred stock outstanding. During May 2025 and October 2025, the Company issued dividends of $0.235 and $0.115 per share, respectively. During May 2024 and October 2024, the Company issued dividends of $0.485 and $0.235 per share, respectively.

PUBLIC POLICY HOLDING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
Restricted Shares
The Company has issued unvested restricted common stock as consideration for business combinations and as compensation to employees (collectively "Restricted Shares"). The holders of Restricted Shares hold the right to vote and a non-forfeitable right to dividends paid. The Company’s Restricted Shares are as follows as of December 31:

	Year Ended December 31,
	2025	2024
KP Closing Share Payment	36,980	73,959
KP Earnout Shares	7,893	24,539
KP Interim payment shares	35,011	—
Engage Restricted Shares	—	32,487
MS Closing Vesting Shares	131,554	263,109
MS First Interim Vesting Shares	55,760	111,520
Lucas Public Affairs Closing Shares	191,674	191,675
Alpine Inc. restricted stock awards	213,232	342,231
TrailRunner Restricted Shares	458,313	—
Pine Cove Restricted shares	33,835	—
Other restricted shares	209,374	177,626
Total restricted Shares	1,373,626	1,217,146
The total fair value Restricted Shares and RSUs that vested during the years ended December 31, 2025 and 2024 was $11.4 million and $5.0 million, respectively.
NOTE 19. SUBSEQUENT EVENTS
On January 29, 2026, the Company consummated its initial public offering (“IPO”) of 4,150,000 shares the Company’s Common Stock, comprising 3,400,000 newly issued shares of Common Stock and 750,000 shares of existing Common Stock (together the “Shares”) sold by, respectively, the Company and certain shareholders of the Company (the “Selling Stockholders”). The Shares were sold at a price of $12.25 per Share, generating gross proceeds to the Company of $41.7 million and gross proceeds to the Selling Stockholders of $9.2 million. On March 2, 2026, the Company announced the issue of 342,500 new shares of Common Stock, pursuant to the partial exercise of the over-allotment option granted to the underwriters in connection with the Company's IPO and admission to the Nasdaq Global Market in January 2026.
In connection with the IPO, the Company entered into an underwriting agreement (the “Underwriting Agreement”), dated January 27, 2026, by and among the Company, the selling stockholders listed therein and Oppenheimer & Co. Inc. and Canaccord Genuity LLC, as representative of the underwriters, a form of which was previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-290834) initially filed with the SEC on October 10, 2025, and subsequently amended (as amended, the “Registration Statement”). The Underwriting Agreement contains customary representations, warranties, covenants and agreements by the Company, customary conditions to closing, indemnification obligations of the Company and the underwriters, including for liabilities under the Securities Act, certain other obligations of the parties and termination provisions.
On March 20, 2026, the Company entered into a binding agreement to acquire all of the outstanding shares of Westminster Policy Partners Limited, a leading UK public affairs and economics consultancy. The acquisition is expected to close on April 1, 2026 for a combination of cash and shares.

The first stock-based compensation units under the Omnibus incentive Plan were issued in 2022. On September 29, 2025, our board of directors approved an amendment (the "2025 Amendment") to our Omnibus Incentive Plan, which became effective on January 26, 2026. Key terms of the Omnibus Incentive Plan, as so amended, and of certain grant agreements thereunder are summarized in our Form S-1/A#5 as filed on January 23, 2026.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Upon the recommendation of our audit committee, we engaged Forvis Mazars, LLP on July 13, 2024 as the Company’s independent external (statutory) auditors for the year ending December 31, 2024. In connection with this appointment, in July 2024, upon the recommendation of our audit committee, we terminated the engagement of MN Blum, LLC (“MN Blum”) as our component auditor and terminated the engagement of Crowe U.K. LLP (“Crowe UK”) as our statutory auditor for the year ended December 31, 2024.
Neither MN Blum nor Crowe UK prepared reports on our financial statements for the years ended December 31, 2025 and 2024.
No report by MN Blum or Crowe UK on our financial statements for the years ended December 31, 2023, or for any subsequent interim period, contained an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles, and there were no disagreements with respect to any such period with MN Blum or Crowe UK on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of MN Blum or Crowe UK, respectively, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report for such period.
There were no “reportable events” as defined in Item 304(a)(1)(v) of Regulation S-K for such years and subsequent interim period through July 13, 2024.
In accordance with Item 304(a)(3) of Regulation S-K, we have provided MN Blum and Crowe UK with a copy of our Annual Report on Form 10-K and requested that each of MN Blum and Crowe UK furnish the Company with a letter addressed to the SEC stating whether or not it agrees with the statements made herein.
During the fiscal years ended December 31, 2023 and during the interim period through July 13, 2024, neither the Company nor anyone on its behalf consulted with Forvis Mazars, LLP regarding either (1) the application of accounting principles to a specific transaction, completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, and neither a written report nor oral advice was provided to the Company that Forvis Mazars, LLP concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue, or (2) any matter that was either the subject of a “disagreement” (as defined in Item 304(a)(1)(iv) of Regulation S-K) or a “reportable event” (as described in Item 304(a)(1)(v) of Regulation S-K).
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. This evaluation was carried out under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer.
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K are effective at a reasonable assurance level in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent or detect all errors and all fraud. While our disclosure controls and procedures are designed to provide reasonable assurance of their effectiveness, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.
As previously disclosed, when preparing the December 31, 2024 financial statements, we identified a material weakness in our internal control over financial reporting. Specifically, we determined that certain aspects of our control environment were not operating at the level of effectiveness required, in part due to an insufficient complement of qualified technical accounting and financial reporting personnel to consistently perform control activities, in particular those involving complex and/or non-routine transactions.
Throughout the current year, management implemented remediation actions to address this material weakness, including expanding and improving review processes, improving access to technical accounting resources, and supplementing the team with additional personnel possessing relevant experience and training. Despite these remediation efforts during the current fiscal year, management identified additional control deficiencies related to the accounting for certain transactions that, while more routine in nature than those previously identified, still required an appropriate level of judgment, technical analysis and review. These deficiencies indicate that the material weakness identified in the prior year has not been fully remediated.
We are continuing the process of developing and executing further remediation action items to address these current and historical material weaknesses.
Management’s Annual Report on Internal Control over Financial Reporting
This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.
Changes in Internal Control over Financial Reporting.
Other than the remediation measures in regard to the material weakness mentioned above, there were no changes to our internal controls over financial reporting during the year ended December 31, 2025 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.

PART III
ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item 10 is incorporated by reference to the Company's definitive Proxy Statement for it 2026 Annual Meeting of Stockholders (the "2026 Proxy Statement") to be filed with the SEC within 120 days of December 31, 2025 under the captions "Our Board of Directors and Corporate Governance" and "Executive Officers".

ITEM 11.     EXECUTIVE COMPENSATION
The information required by this Item 11 is incorporated by reference to the 2026 Proxy Statement under the captions "Executive Compensation" and "Director Compensation".
Clawback Policy
The Board adopted a clawback policy (the “Clawback Policy”) effective as of September 29, 2025. A copy of the Clawback Policy is filed as Exhibit 97.1 hereto.

During 2025, the Company determined that previously filed interim and annual financial statements had a material error in its earnings per share calculation resulting from the inclusion of certain unvested Pre-UK IPO shares in the basic earnings per share calculation and the Company was also not appropriately applying the two-class method to calculate Basic and Diluted earnings per share in accordance with ASC 260, Earnings Per Share. As a result, earnings per share calculations were restated for the year ended December 31, 2024. Accordingly, the Company conducted a recovery analysis of incentive-based compensation received by its executive officers during the relevant period that would be applicable under Exchange Act rules. The Company concluded that no recovery was required, noting that the Clawback Policy was not in effect at the time the restatement was effected, and, even if it the Clawback Policy had been in effect, the restatements would not have required any clawbacks.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item 12 is incorporated by reference to the 2026 Proxy Statement under the caption "Equity Compensation Plan Information" and "Security Ownership of Certain Beneficial Owners and Management".

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item 13 is incorporated by reference to the 2026 Proxy Statement under the captions "Certain Relationships and Related Transactions" and "Director Independence".
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item 14 is incorporated by reference to the 2026 Proxy Statement under the caption "Audit Fees".

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following documents are included as part of this Annual Report on Form 10K.

1.Consolidated Financial Statements

Our consolidated financial statements are listed in the “Index to Consolidated Financial Statements” under Part II, Item 8, of this Annual Report on Form 10-K.

2.Financial Statement Schedules

All financial statement schedules have been omitted because they are not required or are not applicable, not material, or the required information is shown in Part II, Item 8 of this Annual Report on Form 10-K.

3.Exhibits

The exhibits listed below are filed as part of this Annual Report on Form 10-K, or are incorporated herein by reference, in each case as indicated below:

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT
3.1
Second Amended and Restated Certificate of Incorporation of Public Policy Holding Company, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, filed with the SEC on October 10, 2025, File No. 333-290834).

3.2
Amended and Restated Bylaws of Public Policy Holding Company, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, filed with the SEC on October 10, 2025, File No. 333-290834).

10.1
Employment Agreement of George Stewart Hall (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1, filed with the SEC on October 10, 2025, File No. 333-290834).

10.2	Employment Agreement of Roeland Smits (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1, filed with the SEC on October 10, 2025, File No. 333-290834).
10.3	Employment Agreement of Neal Strum (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1, filed with the SEC on October 10, 2025, File No. 333-290834).
10.4	Employment Agreement of Jeffrey Forbes (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1, filed with the SEC on October 10, 2025, File No. 333-290834).
10.5	Employment Agreement of Daniel Tate (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1, filed with the SEC on October 10, 2025, File No. 333-290834).
10.6	Consulting Agreement of William Chess (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1, filed with the SEC on October 10, 2025, File No. 333-290834).
10.7	Appointment Agreement of Simon Lee (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1, filed with the SEC on October 10, 2025, File No. 333-290834).
10.8	Appointment Agreement of Kimberly White (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1, filed with the SEC on October 10, 2025, File No. 333-290834).
10.9	Appointment Agreement of Benjamin Ginsberg (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1, filed with the SEC on October 10, 2025, File No. 333-290834).
10.10
Form of Appointment Agreement of Charles D. Brown (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1, filed with the SEC on October 10, 2025, File No. 333-290834).

10.11
Form of Appointment Agreement of Kathleen L. Casey (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1, filed with the SEC on October 10, 2025, File No. 333-290834).

10.12
Credit Agreement dated February 28, 2023, among, inter alios, Public Policy Holding Company, Inc., as Borrower, and Bank of America, N.A., as Lender (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1, filed with the SEC on October 10, 2025, File No. 333-290834).

10.13
First Amendment to the Credit Agreement dated February 28, 2023, among, inter alios, Public Policy Holding Company, Inc., as Borrower, and Bank of America, N.A., as Lender, dated April 30, 2024 (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1, filed with the SEC on October 10, 2025, File No. 333-290834).

10.14
Second Amendment to the Credit Agreement dated February 28, 2023, among, inter alios, Public Policy Holding Company, Inc., as Borrower, and Bank of America, N.A., as Lender, dated June 6, 2024 (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1, filed with the SEC on October 10, 2025, File No. 333-290834).

10.15
Third Amendment to the Credit Agreement dated February 28, 2023, among, inter alios, Public Policy Holding Company, Inc., as Borrower, and Bank of America, N.A., as Lender, dated January 24, 2025 (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1, filed with the SEC on October 10, 2025, File No. 333-290834).

10.16†	Public Policy Holding Company, Inc. 2021 Omnibus Incentive Plan.
10.17†	Amendment No. 1 to Public Policy Holding Company, Inc. 2021 Omnibus Incentive Plan.
10.18†	Amendment No. 2 to Public Policy Holding Company, Inc. 2021 Omnibus Incentive Plan.
10.19†	Amended and Restated Public Policy Holding Company 2021 Omnibus Incentive Plan.
16.1	Letter of MN Blum LLC regarding change in certifying accountant.
16.2	Letter of Crowe U.K. LLP regarding change in certifying accountant.
19.1	Securities Trading Policy.
21.1
Subsidiaries of Public Policy Holding Company, Inc. (incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-1, filed with the SEC on October 10, 2025, File No. 333-290834).

31.1
Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Clawback Policy.
101	The following financial information from PPHC, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2025 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statements of Stockholders' Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101).
† Management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	Signature	Title	Date

	/s/ George Stewart Hall	Chief Executive Officer	March 31, 2026
	Name: George Stewart Hall	(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George Stewart Hall	Chief Executive Officer	March 31, 2026
George Stewart Hall	(Principal Executive Officer)

/s/ Roeland Smits	Chief Financial Officer	March 31, 2026
Roeland Smits	(Principal Accounting Officer and Principal Financial Officer)

/s/ Keenan Austin Reed	Executive Director	March 31, 2026
Keenan Austin Reed

/s/ Zachary Williams	Executive Director	March 31, 2026
Zachary Williams

/s/ Simon Lee	Non-Executive Director (Chairperson)	March 31, 2026
Simon Lee

/s/ Charles D. Brown	Non-Executive Director	March 31, 2026
Charles D. Brown

/s/ Kathleen L. Casey	Non-Executive Director	March 31, 2026
Kathleen L. Casey

/s/ Benjamin Ginsberg	Non-Executive Director	March 31, 2026
Benjamin Ginsberg

/s/ Kimberly White	Non-Executive Director	March 31, 2026
Kimberly White