Form 10-Q
period 2026-03-31
Public Policy Holding Company, Inc.
filed 2026-05-14
CIK 1903508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from [________] to [________]
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
Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Yes ☐ No ☒
As of May 1, 2026, Public Policy Holding Company, Inc. had 29,350,077 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

	March 31, 2026	December 31, 2025
	(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$42,852	$20,436
Contract receivables, net	34,238	21,851
Notes receivable - related parties, current portion	750	750
Income taxes receivable	—	2,068
Prepaid post-combination compensation, current portion	2,862	3,585
Prepaid expenses and other current assets	7,696	9,598
Amounts due from related parties	142	266
Total current assets	88,540	58,554
Property and equipment at cost, less accumulated depreciation	1,077	598
Notes receivable - related parties, long term	900	900
Operating lease right of use asset	26,346	18,829
Goodwill	56,776	56,990
Other intangible assets, net of accumulated amortization	35,502	37,113
Deferred income tax asset	28,787	24,600
Prepaid post-combination compensation, long term	4,326	4,692
Other long-term assets	266	276
TOTAL ASSETS	$242,520	$202,552
LIABILITIES AND EQUITY:
Current liabilities:
Accounts payable and accrued expenses	17,751	30,819
Income taxes payable	4,861	—
Deferred revenue	6,075	3,310
Operating lease liability, current portion	4,839	5,070
Contingent consideration, current portion	4,385	3,134
Other liability, current portion	3,513	1,441
Notes payable, current portion, net	10,508	9,082
Total current liabilities	51,932	52,856
Notes payable, long term, net	34,114	37,906
Contingent consideration, long term	14,899	9,864
Other liability, long term	9,046	10,553
Operating lease liability, long term	23,642	16,469
Total liabilities	$133,633	$127,648
Shareholders' equity:
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 28,928,777 and 25,174,492 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	28	24
Additional paid-in capital	282,874	237,075
Accumulated deficit	(174,878)	(163,381)
Accumulated other comprehensive income (loss)	863	1,186
Total shareholders’ equity	108,887	74,904
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$242,520	$202,552

The accompanying notes to the consolidated financial statements are an integral part of these statements

PUBLIC POLICY HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(Amounts in thousands, except share and per share data)

	Three months ended March 31,
	2026	2025
Revenue	$50,123	$39,311
Operating expenses:
Salaries and other personnel costs	39,203	33,881
Office and other direct costs	1,759	1,473
Cost of services	40,962	35,354
Salaries, general and administrative	9,286	7,488
Mergers and acquisitions expense	252	195
Depreciation and amortization expense	1,505	1,191
Change in fair value of contingent consideration	6,303	983
Total operating expenses	58,308	45,211
Loss from operations	(8,185)	(5,900)
Gain on bargain purchase	52	—
Interest income	11	33
Interest expense	(801)	(635)
Other income, net	166	—
Net loss before income taxes	(8,757)	(6,502)
Income tax expense	(2,740)	(4,112)
Net loss	$(11,497)	$(10,614)

Net loss per share attributable to common shareholders, basic and diluted	$(0.49)	$(0.63)
Weighted average basic and diluted shares outstanding	23,301,135	16,903,655

Net loss	$(11,497)	$(10,614)
Foreign currency translation gain (loss)	(323)	721
Total comprehensive loss	$(11,820)	$(9,893)

The accompanying notes to the consolidated financial statements are an integral part of these statements

PUBLIC POLICY HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)
(Amounts in thousands, except share and per share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	Shares	Amount
Balance as of December 31, 2025	25,174,492	$24	$237,075	$(163,381)	$1,186	$74,904
Long term incentive program charges	—	—	1,530	—	—	1,530
Issuance of unvested legally outstanding shares	16,579	—	—	—	—	—
2026 U.S. IPO Issuance, net of underwriting discounts and offering expenses	3,742,500	4	35,945	—	—	35,949
Post-combination compensation charge-shares	—	—	1,042	—	—	1,042
Forfeiture, Retained Pre-UK IPO shares	(4,794)	—	—	—	—	—
Share-Based Accounting Charge	—	—	7,282	—	—	7,282
Foreign currency translation gain (loss)	—	—	—	—	(323)	(323)
Net loss	—	—	—	(11,497)	—	(11,497)
Balance as of March 31, 2026	28,928,777	$28	$282,874	$(174,878)	$863	$108,887

The accompanying notes to the consolidated financial statements are an integral part of these statements

PUBLIC POLICY HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)
(Amounts in thousands, except share and per share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	Shares	Amount
Balance as of December 31, 2024	24,017,599	$23	$197,489	$(115,721)	$(536)	$81,255
Long term incentive program charges	—	—	1,179	—	—	1,179
Vesting of stock issued from acquisitions	—	—	1	(1)	—	—
Repayment of note receivable by related party	(63,356)	—	(532)	—	—	(532)
Post-combination compensation charge-shares	—	—	605	—	—	605
Share-Based Accounting Charge	—	—	7,444	—	—	7,444
Foreign currency translation gain (loss)	—	—	—	—	721	721
Net loss	—	—	—	(10,614)	—	(10,614)
Balance as of March 31, 2025	23,954,243	$23	$206,186	$(126,336)	$185	$80,058

The accompanying notes to the consolidated financial statements are an integral part of these statements

PUBLIC POLICY HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in thousands)

	Three months ended March 31,
	2026	2025
Cash Flows from Operating Activities:
Net loss	$(11,497)	$(10,614)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	42	40
Amortization expense - intangibles	1,603	1,292
Amortization of right of use assets	1,196	1,060
Amortization of prepaid post-combination compensation	1,239	1,641
Accretion of other liability	565	1,194
Amortization of debt discount	51	51
Provision for deferred income taxes	(4,172)	(1,420)
Share-based accounting charge	7,282	7,444
Stock-based compensation	962	1,123
Post-combination compensation charge-shares	1,042	605
Change in fair value of contingent consideration	6,303	983
Gain on bargain purchase	(52)	—
Credit losses on accounts receivable	683	279
(Increase) decrease in:
Accounts receivable	(13,112)	(5,936)
Prepaid post-combination expense	(1,910)	(10,090)
Prepaid expenses and other assets	(484)	(1,088)
Increase (decrease) in:
Accounts payable and accrued expenses	(9,982)	(4,577)
Income taxes payable and receivable	6,915	5,529
Deferred revenue	2,770	4,208
Operating lease liability	(1,227)	(1,188)
Other liabilities	—	(1,720)
Transactions with members and related parties	123	2,560
Net Cash Used in Operating Activities	(11,660)	(8,624)
Cash Flows from Investing Activities:
Purchases of property and equipment	(521)	—
Prepayment on business acquisition	(1,910)	(18,522)
Net Cash Used in Investing Activities	(2,431)	(18,522)
Cash Flows from Financing Activities:
Proceeds from initial public offering, net of underwriting fees of $3.0 million	42,866	—
Proceeds from notes payable	—	24,000
Payment of debt issuance costs	—	(96)
Payment of deferred equity offering costs	(3,876)	—
Principal payment of note payable	(2,418)	(1,820)
Net Cash Provided by Financing Activities	36,572	22,084
Effect of foreign exchange rate changes on cash and cash equivalents	(65)	65
Net Change in Cash and Cash Equivalents	22,416	(4,997)
Cash and Cash Equivalents as of Beginning of Period	20,436	14,536
Cash and Cash Equivalents at the End of Period	$42,852	$9,539

The accompanying notes to the consolidated financial statements are an integral part of these statements
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in thousands)

	Three months ended March 31,
	2026	2025
Supplemental disclosure of cash flow information:
Cash paid for interest	$750	$584
Cash paid for income taxes	2	—
Common stock received for repayment of note receivable with Alpine Group	—	532
Right of use assets obtained with lease liabilities	8,714	—
Accrued deferred equity offering costs	(2,479)	—

The accompanying notes to the consolidated financial statements are an integral part of these statements

PUBLIC POLICY HOLDING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except share and per share data)

NOTE 1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared by Public Policy Holding Company, Inc. ("PPHC-Inc.", "the Company", "we", "us", and "our") in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and Article 10 of Regulation S-X of the Securities and Exchange Commission (the "SEC"). Accordingly, certain information and footnote disclosures have been condensed or omitted. All intercompany balances and transactions have been eliminated.
In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation, in all material respects, of the information contained herein. These unaudited condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2025 ("2025 Form 10-K"). Results for the interim periods are not necessarily indicative of results that may be expected for the year.
2026 U.S. Initial Public Offering
On January 26, 2026, we completed our U.S. initial public offering (“2026 U.S. IPO”) of 4,150,000 shares of common stock. The offering comprised 3,400,000 newly issued shares of common stock sold by the Company and 750,000 shares of existing common stock sold by certain shareholders, at a price of $12.25 per share.
On March 2, 2026, the Company announced the issuance of 342,500 additional shares of common stock, pursuant to the partial exercise of the over-allotment option granted to the underwriters in connection with the Company's 2026 U.S. IPO and admission to the Nasdaq Global Market.
We received net proceeds from the 2026 U.S. IPO of $36.0 million after deducting underwriting discounts and offering fees.
Omnibus Incentive Plan
On September 29, 2025, our board of directors approved an amendment (the "2025 Amendment") to the Public Policy Holding Company, Inc. 2021 Omnibus Incentive Plan (the "Omnibus Incentive Plan"), which became effective on January 26, 2026. The 2025 Amendment provides that no more than 2,600,000 shares of common stock may be available from the effective date of the amendment, for the grant of awards under the Omnibus Incentive Plan, subject to adjustment in accordance with the plan's provisions. The maximum aggregate number of shares of common stock that may be issued in the form of incentive stock options shall not exceed 2,164,801.
Use of Estimates
The preparation of the condensed consolidated financial statements in accordance with GAAP requires the Company’s management to make estimates and assumptions relating to the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. Significant items subject to such estimates and assumptions include, but not limited to, the allowance for credit losses, useful lives of intangible assets, recoverability of the carrying amounts of intangible assets, shared-based compensation, business acquisitions, valuation of contingent considerations, post-combination liabilities and income tax provisions. These estimates are often based on complex judgments and assumptions that management believes to be reasonable but are inherently uncertain and unpredictable. Actual results could differ from these estimates.
Unless otherwise noted, dollars in tables are in thousands, except per share amounts.
Certain monetary amounts, percentages, and other figures included elsewhere in this Form 10-Q have been subject to rounding adjustments. Accordingly, figures shown as totals in certain tables or charts may not be the arithmetic aggregation of the figures that precede them, and figures expressed as percentages in the text may not total 100% or, as applicable, when aggregated may not be the arithmetic aggregation of the percentages that precede them.

PUBLIC POLICY HOLDING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except share and per share data)
Significant Accounting Policies
There have been no material changes to the significant accounting policies discussed in Note 1 - Organization And Significant Accounting Policies included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2025.
New Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands annual disclosures in an entity’s income tax rate reconciliation table and requires annual disclosures regarding cash taxes paid both in the United States (federal, state and local) and foreign jurisdictions. The amendments in this ASU are effective for annual periods beginning after December 15, 2024, although early adoption is permitted. The Company has adopted ASU 2023-09 for the year ended December 31, 2025, and has applied the new disclosure requirements prospectively to the current annual period. Prior period disclosures have not been adjusted to reflect the new disclosure requirements. See Note 8. Income Taxes, in the accompanying notes to the consolidated financial statements for further details.
In June 2024, the FASB issued ASU 2024-01, Compensation - Stock Compensation (Topic 718), which provides guidance on the scope application of profits interest and similar awards. This guidance is effective for public business entities for annual reporting periods beginning after December 15, 2024, and interim reporting periods beginning after December 15, 2025. The Company has determined that there is no impact of this guidance on its consolidated financial statement disclosures, as the Company's stock compensation does not allow for profits interest and similar awards.
Recently Issued Accounting Pronouncements Not Yet Adopted
In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This guidance requires public companies to disclose, in the notes to financial statements, specified information about certain costs and expenses at each interim and annual reporting period. This guidance is effective for public business entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company expects to adopt this guidance in its fiscal year beginning January 1, 2027, and is evaluating the potential impact of this guidance on its consolidated financial statement disclosures.
NOTE 2. REVENUE
Revenue recognition: The Company generates the majority of its revenue by providing consulting services through fixed-fee arrangements related to Government Relations Consulting, Corporate Communications & Public Affairs Consulting and Compliance and Insights Services.
Types of Contract Arrangements: Most of the consulting service contracts are based on one of the following types of contract arrangements:
1) Fixed-fee arrangements (“Retainer Revenue” and “Subscription Services Revenue”): these require the client to pay a fixed fee in exchange for a predetermined set of professional services. Retainer contracts generally comprise of a single stand-ready performance obligation for consulting services. The Company recognizes retainer revenue over time by measuring the progress toward complete satisfaction of the performance obligation. Subscription services generally comprise of a single performance obligation recognized over time with a straight-line pattern.
The Company’s standard practice for retainer revenue is to enter into agreements with clients that stipulate a fixed monthly fee, payable at the beginning of each month, for the services to be rendered. These agreements may also include provisions for the reimbursement of pre-approved, reasonable expenses incurred in fulfilling the performance obligations. Member companies typically invoice clients in advance, and the amounts billed are initially recorded as deferred revenue. Revenue is then recognized from deferred revenue as performance obligations are achieved.
A significant portion of the Company’s contracts with customers have termination clauses that give the customer the right to terminate the contract without cause with one month's notice without any substantial penalty. As such, the

PUBLIC POLICY HOLDING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except share and per share data)
Company believes such contracts should be treated as a month-to-month contract as this reflects the non-cancelable period of performance. The parties do not have enforceable rights and obligations beyond the month (or months) of services already performed. The Company's contracts generally do not contain a material right.
2) Project Revenue includes additional services such as 1) advertisement placement and management, 2) video production, 3) website development and 4) research services, in which third-party companies may be engaged to achieve specific business objectives. These services are either in a separate contract or within the fixed-fee consulting contract, in which the Company usually receives a markup on the cost incurred. Generally, these contracts are less than 12 months in length. The Company recognizes revenue earned to date in an amount that is probable and not likely to reverse. The Company utilizes an output method to measure progress toward complete satisfaction of the performance obligation, recognizing revenue based on the services delivered to the customer to date as a proportion of the total services promised in the contract. This approach reflects the transfer of control to the customer, as the customer receives and consumes the benefits of each service as it is performed. Any out-of-pocket administrative expenses incurred are billed at cost.
Revenue is recognized when control of services provided is transferred to customers and in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services, using the following steps: 1) identify the contract, 2) identify the performance obligations, 3) determine the transaction price, 4) allocate the transaction price to the performance obligations in the contract, and 5) recognize revenue as or when the Company satisfies the performance obligations.
In determining the method and amount of revenue to recognize, the Company must make judgments and estimates. Specifically, complex arrangements with nonstandard terms and conditions may require management's judgment in interpreting the contract to determine the appropriate accounting, including whether the promised services specified in an arrangement are distinct performance obligations and should be accounted for separately, and how to allocate the transaction price, including any variable consideration, to the separate performance obligations. When a contract contains multiple performance obligations, the Company allocates the transaction price to each performance obligation based on its estimate of the stand-alone selling price. Other judgments include determining whether performance obligations are satisfied over time or at a point in time, and the selection of the method to measure progress towards completion.
The Company has considered the guidance of combining contracts in accordance with ASC 606-10-25-9, Combining Contracts. The Company has noted that its customers occasionally execute multiple orders for services, add-ons and professional services within a short period of time. The Company evaluates multiple orders to determine if the services across multiple orders relate directly to the same retainer service or project and will combine contracts if deemed to be related, as they are packaged within a single commercial objective. For any contracts that meet one or more of the requirements of ASC 606-10-25-9, the Company will account for the contracts as a single contract. The majority of contracts entered into with customers are entered into with multiple commercial objectives, and the consideration of one contract is determined independently from the price or performance of other contracts.
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
The following table provides disaggregated revenue by revenue type:

	Three months ended March 31,
	2026	2025
Government Relations Consulting revenue	$28,358	$26,164
Corporate Communications & Public Affairs Consulting revenue	18,293	10,013
Compliance and Insights Services revenue	3,472	3,134
Total revenue	$50,123	$39,311

PUBLIC POLICY HOLDING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except share and per share data)
Revenue by geographic region:

	Three months ended March 31,
	2026	2025
United States	$47,352	$37,704
International	2,771	1,607
Revenue by geographic market	$50,123	$39,311
NOTE 3. BASIC AND DILUTED EARNINGS (LOSS) PER SHARE
The Company presents both basic and diluted earnings per share on the face of the consolidated statements of operations and other comprehensive loss. Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding shares during the period. Diluted earnings (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Due to their anti-dilutive effect, the calculation of diluted net loss per share for the three months ended March 31, 2026 and the year ended December 31, 2025, does not include the common stock equivalent shares and nonvested shares. The Company’s weighted average shares utilized for its calculation of earnings (loss) per share include only the common shares outstanding.
The following table includes the number of shares outstanding and potentially dilutive stock options and Restricted Stock Units ("RSU's") as of March 31, 2026, and December 31, 2025, respectively:

	March 31, 2026	December 31, 2025

Common shares outstanding	24,706,309	20,821,959
Nonvested shares outstanding	4,222,468	4,352,533
Legally outstanding shares	28,928,777	25,174,492
Stock options and RSUs outstanding (1)	1,675,716	1,693,734
Total fully diluted shares	30,604,493	26,868,226
(1) The holders of Restricted Stock Units and Stock Options are not entitled to dividends or to vote
The following tables includes the weighted average shares outstanding and potentially dilutive stock options and RSUs for three months ended March 31, 2026 and 2025, respectively:

	March 31, 2026	March 31, 2025
Common shares, weighted average	23,301,135	16,903,655
Nonvested shares, weighted average	4,309,055	7,074,521
Legally outstanding shares, weighted average	27,610,190	23,978,176
Stock options and RSUs outstanding, weighted average	1,684,464	1,522,847
Total securities on a fully diluted basis, weighted average	29,294,654	25,501,023
The following table shows the computation of basic and diluted loss per share for the three months ended March 31, 2026 and 2025, respectively:

	March 31, 2026	March 31, 2025
Numerator
Net loss	$(11,497)	$(10,614)
Less unvested common stock dividends under the two - class method	—	—
Net loss attributable to common shareholders	(11,497)	(10,614)

Denominator
Weighted average basic and diluted shares outstanding	23,301,135	16,903,655
Basic and diluted loss per share	$(0.49)	$(0.63)

PUBLIC POLICY HOLDING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except share and per share data)
NOTE 4. GOODWILL AND INTANGIBLE ASSETS
Goodwill
Goodwill is an indefinite lived asset with balances as follows:

As of December 31, 2024	$64,308
Impairment	(6,219)
Other adjustment	(2,527)
Foreign currency translation	1,428
As of December 31, 2025	$56,990
Foreign currency translation	(214)
As of March 31, 2026	$56,776
We monitor our reporting units for indicators of impairment throughout the year to determine if a change in facts or circumstances warrants a re-evaluation of our goodwill. No goodwill impairment charges were recognized for the three months ended March 31, 2026. We incurred a non-cash impairment charge of $6.2 million in 2025 related to our Pagefield Communications Limited (“Pagefield”) Government Relations Consulting reporting unit and Pagefield Corporate Communications & Public Affairs reporting unit. There was no goodwill impairment for the three months ended March 31, 2025.
Intangible assets
We did not recognize any impairment charges on indefinite-lived intangible assets during the three months ended March 31, 2026. We incurred non-cash impairment charges of $0.3 million and $2.6 million respectively, within our Pagefield Government Relations Consulting and Pagefield Corporate Communications & Public Affairs Consulting reporting units in 2025. The Company has not recorded any impairment charges related to long-lived assets for the three months ended March 31, 2025.
The following presents the Company’s gross and net amounts of intangible assets, other than goodwill, as reported on the Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025:

	March 31, 2026
	Weighted Average Useful Life (in Years)	Gross Book Value	Accumulated Amortization	Net Book Value
Customer relationships	7.1	$40,741	$(21,553)	$19,188
Developed technology	7.0	3,938	(1,735)	2,203
Noncompete agreements	4.7	3,114	(1,469)	1,645
Total definite lived assets		47,793	(24,757)	23,036
Trade names		12,466		12,466
Total intangible assets		$60,259	$(24,757)	$35,502

	December 31, 2025
	Weighted Average Useful Life (in Years)	Gross Book Value	Accumulated Amortization	Net Book Value
Customer relationships	7.1	$40,760	$(20,283)	$20,477
Developed technology	7.0	3,938	(1,594)	2,344
Noncompete agreements	4.7	3,111	(1,309)	1,802
Total definite lived assets		47,809	(23,186)	24,623
Trade names		12,490	—	12,490
Total intangible assets		60,299	$(23,186)	$37,113
Amortization expense for customer relationships, noncompete agreement and developed technology assets approximated $1.6 million and $1.3 million for the three months ended March 31, 2026 and 2025, respectively.

PUBLIC POLICY HOLDING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except share and per share data)
NOTE 5. LEASES
The Company leases office space and equipment under non-cancelable operating leases, which may include renewal or termination options that are reasonably certain of exercise. Most leases include one or more options to renew, and the exercise of lease renewal options is at the Company’s sole discretion. Certain of the Company’s lease agreements include rental payments that are adjusted periodically for inflation. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Company also subleases office space to third parties under separate sublease agreements, which are generally month-to-month leases.
ASC 842 - Leases, requires use of the interest rate that a lessee would have to pay to borrow on a collateralized basis over a similar term and amount equal to the lease payments in a similar economic environment. When the Company cannot readily determine the discount rate implicit in the lease agreement, the Company will utilize the incremental borrowing rate.
The Company uses its incremental borrowing rate on the commencement date to determine the present value of its lease payments. The discount rate used to measure the lease asset, and the liability is determined at the beginning of the lease term, using the rate implicit in the lease if readily determinable, or otherwise using the Company's collateralized credit-adjusted borrowing rate.
The following table presents lease costs and other quantitative information:

	Three months ended March 31,
	2026	2025
Operating lease cost (cost resulting from lease payments)	$1,519	$1,333
Variable lease cost (cost excluded from lease payments)	98	82
Sublease income	(103)	(78)
Net lease cost	$1,513	$1,337
Cash paid for amounts included in the measurement of lease liabilities	$1,550	$1,462
Weighted average lease term - operating leases	6.0 years	4.3 years
Weighted average discount rate - operating leases	6.0%	5.3%
As of March 31, 2026, the current and long term operating lease liabilities are $4.8 million and $23.6 million, respectively. Future payments of operating leases as of March 31, 2026 are listed in the table below:

Year	Amount
2026 (Excluding the Three months ended March 31, 2026)	$4,330
2027	5,960
2028	6,610
2029	5,199
2030	3,655
Thereafter	9,145
Total future minimum lease payments	34,899
Amount representing interest	(6,418)
Present value of net future minimum lease payments	$28,481
NOTE 6. NOTES PAYABLE
On February 28, 2023, PPHC entered into a $17.0 million credit agreement with Bank of America (as amended, the “Credit Agreement”), providing for a senior secured line of credit of up to $3.0 million (the “2023 Facility 1”) and a senior secured term loan of $14.0 million (the “2023 Facility 2,” and, together with the 2023 Facility 1, the “2023 Facilities”).
In April 2024 and June 2024, we executed two separate amendments to our Credit Agreement. These amendments provided for two additional term loans: a $6.0 million facility (“2024 Term Loan A”) and a $19.0 million facility (“2024 Term Loan B”). Collectively, these loans, together with the 2024 Term Loan A, are referred to as the “2024 Term Loans.”

PUBLIC POLICY HOLDING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except share and per share data)
In January 2025, we entered into a third amendment to our Credit Agreement, which established an additional term loan facility of up to $24.0 million (the “2025 Term Loan C”). The 2025 Term Loan C, together with the 2023 Facilities and the 2024 Term Loans, are collectively referred to as the “Bank Credit Facilities.”
The interest rate applicable to the 2023 Facilities is the Secured Overnight Financing Rate (“SOFR”), as administered by the Federal Reserve Bank of New York, plus 2.25% per annum. The 2024 Term Loans and the 2025 Term Loan C each bear interest at SOFR plus 2.60% per annum. Interest on all Bank Credit Facilities is payable monthly.
The Bank Credit Facilities are collateralized by substantially all of our assets.
The Company has several term loans outstanding with a financial institution (the "Term Loans"). The 2023 Facility 2 loan matures on March 31, 2029, with monthly principal payments of $0.2 million plus interest. The 2024 Term Loans require monthly principal payments of $0.3 million plus interest until their maturity date of April 30, 2028. The 2025 Term Loan C requires monthly principal payments of $0.2 million per month plus interest through March 1, 2026, increasing to $0.3 million per month plus interest through the maturity date of March 31, 2029.
The Company's total debt consists of the following as of:

	Original Loan Amount	March 31, 2026	December 31, 2025
2023 Facility 2	$14,000	$3,208	$4,083
2024 Term Loan A	6,000	4,725	4,950
2024 Term Loan B	19,000	14,963	15,675
2025 Term Loan C	24,000	21,809	22,407
Total Term Loans	63,000	44,705	47,115
Other debt	—	117	124
Less: unamortized debt issuance costs	748	200	251
Total debt, net of unamortized issuance costs	$62,252	44,622	46,988
Less: current portion		(10,508)	(9,082)
Total debt, long-term		$34,114	$37,906
As of March 31, 2026, the future principal maturities of the Term Loans are as follows:

	2023 Facility 2	2024 Term Loan A	2024 Term Loan B	2025 Term Loan C	Total
2026 (excluding the three months ended March 31, 2026)	$1,575	$675	$2,138	$2,700	$7,088
2027	1,633	900	2,850	3,600	8,983
2028	—	3,150	9,975	3,600	16,725
2029	—	—	—	11,909	11,909
Total	$3,208	$4,725	$14,963	$21,809	$44,705
Total approximate interest expense incurred was as follows:

	Three months ended March 31,
	2026	2025
Cash interest on term loans	$748	$577
Cash interest on other debt	2	7
Debt discount amortization	51	51
Total interest expense	$801	$635
The Credit Agreement and Amended Credit Agreements for the Term Loans contain certain non-financial and financial covenants with which the Company is required to comply. The Company must submit a compliance certificate to

PUBLIC POLICY HOLDING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except share and per share data)
the bank on a quarterly basis. The financial covenants include a total leverage ratio and fixed coverage ratio. The Company was in compliance with all covenants as of March 31, 2026 and December 31, 2025.
NOTE 7. SEGMENT REPORTING
The Company has determined that its business is conducted across three reportable segments as of March 31, 2026, as follows: Government Relations Consulting, Corporate Communications & Public Affairs Consulting and Compliance and Insights Services.
•Government Relations Consulting services (also commonly referred to as “lobbying”) include advocacy, strategic guidance, political intelligence and issue monitoring at the U.S. federal and state levels, and in the United Kingdom through our offices in London;
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
The Chief Operating Decision Maker ("CODM"), who is the Company's Chief Executive Officer, is not regularly provided asset information on a segment basis, as it is not used to allocate resources or assess performance for each segment. Therefore, total segment assets have not been disclosed. In addition, for the three months ended March 31, 2026 and 2025, revenues in each of the three segments were primarily attributable the United States operations, as there were no other countries from which the Company derived segment revenues that exceeded 10% of that segment's total.
The CODM utilizes segment revenues, significant expenses consisting of staff costs and non-staff costs by segment and Adjusted Pre-Bonus EBITDA by segment (as described in the MD&A) to evaluate the Company’s financial performance, allocate resources, and make key operating decisions.
The following tables present key segment information and a reconciliation to the consolidated net loss after income taxes for each of the three months ended March 31, 2026, and 2025.

PUBLIC POLICY HOLDING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except share and per share data)

	Three months ended March 31, 2026
	Government Relations Consulting	Corporate Communications & Public Affairs Consulting	Compliance and Insights Services	Total
Revenue	$28,358	$18,293	$3,472	$50,123
Costs and expenses:
Staff costs by segment	12,903	10,979	1,474	25,356
Non-staff costs by segment	2,560	2,521	254	5,335
Segment Adjusted Pre-Bonus EBITDA	$12,895	$4,793	$1,744	19,432
Reconciliation to net loss before income taxes:
Unallocated bonuses				(3,889)
Unallocated corporate level expenses				(4,690)
Depreciation				(42)
Share-based accounting charge				(7,282)
Post-combination compensation charges				(2,846)
Long term incentive program charges				(962)
Change in contingent consideration				(6,303)
Amortization of intangibles				(1,603)
Loss from operations				(8,185)
Gain on bargain purchase				52
Interest, net				(790)
Other income, net				166
Net loss before income taxes				(8,757)
Income tax expense				2,740
Net loss after income taxes				$(11,497)

PUBLIC POLICY HOLDING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except share and per share data)

	Three months ended March 31, 2025
	Government Relations Consulting	Corporate Communications & Public Affairs Consulting	Compliance and Insights Services	Total
Revenue	$26,164	$10,013	$3,134	$39,311
Costs and expenses:
Staff costs by segment	12,601	6,320	1,322	20,243
Non-staff costs by segment	2,066	1,455	140	3,661
Segment Adjusted Pre-Bonus EBITDA	$11,497	$2,238	$1,672	15,407
Reconciliation to net loss before income taxes:
Unallocated bonuses				(3,138)
Unallocated corporate level expenses				(3,846)
Depreciation				(40)
Share-based accounting charge				(7,444)
Post-combination compensation charges				(3,441)
Long term incentive program charges				(1,123)
Change in contingent consideration				(983)
Amortization of intangibles				(1,292)
Loss from operations				(5,900)
Gain on bargain purchase				—
Interest, net				(602)
Net loss before income taxes				(6,502)
Income tax expense				4,112
Net loss after income taxes				$(10,614)
NOTE 8. INCOME TAXES
The Company uses the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted.
The measurement of a deferred tax asset is reduced, if necessary, by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. As of March 31, 2026, and March 31, 2025, no material valuation allowance has been recorded against the Company’s deferred tax assets.
The Company applies a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For a tax benefit to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company has not identified any uncertain income tax positions that could have a material impact on the condensed consolidated financial statements. The Company recognizes interest and penalties accrued on any unrecognized tax exposures as a component of income tax expense; the Company did not have any such amounts accrued as of March 31, 2026, and December 31, 2025. Tax years from 2022 to 2024 remain subject to examination; 2025 has not yet been filed.
For interim periods, the Company recognizes an income tax expense or benefit based on an estimated annual effective tax rate ("EAETR"), calculated on a worldwide consolidated basis and expected for the full fiscal year. The EAETR is based on the statutory tax rates then in effect and adjusted for estimated permanent differences. Discrete items, when material, are excluded from the EAETR and are recognized in the interim period in which they occur.
For the three months ended March 31, 2026, the Company recognized an income tax expense of approximately $2.7 million on a net loss before income taxes of $8.8 million. Income tax expense for the period included a discrete tax benefit of approximately $1.7 million related to a one‑time transaction that resulted in the recognition of a deferred tax asset. This discrete benefit was recognized in the period incurred and was excluded from the Company’s estimated annual effective

PUBLIC POLICY HOLDING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except share and per share data)
tax rate. The Company’s effective tax rate for the three months ended March 31, 2026, was (31.3)%, which was significantly impacted by the discrete item described above.
For the three months ended March 31, 2025, the Company recognized an income tax expense of approximately $4.1 million on a net loss before income taxes of $6.5 million. The effective tax rate for the period was (63.2)%.
The effective tax rates for the periods differed from the federal statutory rate of 21% primarily due to state taxes, GAAP compensation incurred that is not deductible for tax purposes, as well as other items related to prior periods’ business combinations that generate permanent book/tax differences.
The Company does not expect that any law changes enacted during the period will have a material impact on the provision for income taxes.
NOTE 9. FAIR VALUE MEASUREMENT
The following table presents a summary of the Company’s liabilities that are measured at fair value on a recurring basis by their respective fair value hierarchy level as of March 31, 2026:

	Level 1	Level 2	Level 3
Other liabilities	$—	$—	$12,595
Contingent consideration	—	—	19,284
Total liabilities	$—	$—	$31,879
The following table presents a summary of the Company’s liabilities that are measured at fair value on a recurring basis by their respective fair value hierarchy level as of December 31, 2025:

	Level 1	Level 2	Level 3
Other liabilities	$—	$—	$12,030
Contingent consideration	—	—	12,998
Total liabilities	$—	$—	$25,028
The carrying values of cash, contract receivables, and accounts payable and accrued expenses on March 31, 2026 and December 31, 2025 approximated their fair value due to the short maturity of these instruments.
Financial Instruments that are Measured at Fair Value on a Recurring Basis
Contingent Consideration
The fair value of contingent consideration from the Company's acquisitions were measured using Level 3 inputs.
The following table summarizes the change in fair value, as determined by Level 3 inputs, for the contingent consideration using the unobservable Level 3 inputs for the three months ended March 31, 2026 as follows:

Balance as of December 31, 2025	$12,998
Change in fair value	6,303
Effect of currency translation adjustment	(17)
Balance as of March 31, 2026	$19,284

PUBLIC POLICY HOLDING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except share and per share data)
The following table summarizes the change in fair value, as determined by Level 3 inputs, for the contingent consideration using the unobservable Level 3 inputs for the three months ended March 31, 2025 as follows:

Balance as of December 31, 2024	$10,896
Cash and stock payout of contingent consideration	(725)
Change in fair value	983
Effect of currency translation adjustment	46
Balance as of March 31, 2025	$11,200
The estimated fair value of contingent consideration is calculated using Monte Carlo simulations with inputs such as expected volatility of future operating results, discount rates applicable to future results, and expected growth rates.
Other Liabilities
The fair value of other liabilities, comprising of post-combination compensation obligations of the Company, relates to various acquisitions. The estimated fair value of other liabilities is calculated by Monte Carlo simulations utilize estimates including expected volatility of future operating results, discount rates applicable to future results, and expected growth rates.
The following table summarizes the change in fair value, as determined by Level 3 inputs, for the other liabilities using the Level 3 inputs for the three months ended March 31, 2026 as follows:

Balance as of December 31, 2025	$12,030
Accretion of liability	565
Balance as of March 31, 2026	$12,595
The following table summarizes the change in fair value, as determined by Level 3 inputs, for the other liabilities using the Level 3 inputs for the three months ended March 31, 2025 as follows:

Balance as of December 31, 2024	$4,880
Accretion of other liability	1,195
Other liabilities	(996)
Effect of currency translation adjustment	3
Balance as of March 31, 2025	$5,081

PUBLIC POLICY HOLDING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except share and per share data)
The Monte Carlo assumptions and inputs (which are Level 3 inputs) are as follows for the years ended March 31, 2026 and 2025 are as follows:

March 31, 2026
Significant Input	Weighted Average Input(1)	Input Range
Discount rate for credit risk and time value	4.7%	4.4% to 4.9%
Discount rate for future profit after tax	15.1%	9.0% to 19.5%
Expected volatility of future annual profit after tax	32.1%	11.0% to 35.0%
Discount Rate Applicable to Future Annual EBITDA	15.0%	14.6% to 15.5%
Expected Volatility of Future Annual EBITDA	31.5%	31.0% to 32.0%
Forecasted growth rate	8.4%	0.8% to 28.0%

March 31, 2025
Significant Input	Weighted Average Input(1)	Input Range
Discount rate for credit risk and time value	5.1%	5.0% to 5.7%
Discount rate for future profit after tax	15.4%	11.0% to 20.7%
Expected volatility of future annual profit after tax	30.1%	30.0% to 31.0%
Forecasted growth rate	8.1%	4.9% to 55.1%
(1) The weighted average is calculated using the estimated fair values
Financial Instruments Not Measured at Fair Value on a Recurring Basis
The Company's Notes Payable are subject to a variable interest rate. As a result, the carrying amount of these instruments closely approximates their fair value.
Non-financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain non-financial assets are measured at fair value on a nonrecurring basis, primarily goodwill and intangible assets, which are classified as Level 3 fair value measurements, and right-of-use lease assets, which are classified as Level 2 fair value measurements. These assets are not measured and adjusted to fair value on an ongoing basis but are subject to periodic evaluations for potential impairment.
NOTE 10. CONTRACT BALANCES AND ALLOWANCE FOR EXPECTED CREDIT LOSSES
The following table provides information about receivables, contract receivables and contract liabilities from contracts with customers as of:

	March 31, 2026	December 31, 2025
Accounts receivable	$35,098	$23,831
Unbilled receivables	1,526	512
Allowance for expected credit losses	(2,386)	(2,492)
Total contract receivables, net	34,238	21,851
Contract Liabilities / (Deferred revenue)	$(6,075)	$(3,310)
Contract liabilities represent advance consideration received from customers under the terms of the Company's contracts, primarily related to retainer fees and reimbursements of third-party expenses. These amounts are generally recognized as revenue shortly after billing, as the related services are performed or expenses are incurred. Deferred revenue totaled $6.1 million as of March 31, 2026, and $3.3 million as of December 31, 2025. The Company expects that these amounts will be recognized as revenue within one year of the respective balance sheet dates.

PUBLIC POLICY HOLDING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except share and per share data)
The following table summarizes information about the activity in the allowance for expected credit losses as follows:

Balance as of December 31, 2024	$1,102
Provision for expected credit losses	2,353
(Write-off)/Recoveries	(963)
Balance as of December 31, 2025	$2,492
Provision for expected credit losses	683
(Write-off)/Recoveries	(789)
Balance as of March 31, 2026	$2,386
As of March 31, 2026 and December 31, 2025 the balance of the allowance for credit losses approximated $2.4 million and $2.5 million. respectively.
NOTE 11. SUBSEQUENT EVENTS
On March 20, 2026, the Company entered into a binding agreement to acquire all of the outstanding shares of Westminster Policy Partners Limited, a leading UK public affairs and economics consultancy. The acquisition was completed on April 1, 2026, for a combination of cash and shares.
On May 1, 2026, the Company acquired the assets of the management companies Cowen Consulting, LLC and Putnam Strategies, LLC, specialists in federal, state, and local government relations. The acquisition was completed for a combination of cash and shares.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in tables in millions, except per share amounts.)
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. You can identify these statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “project,” “target,” “estimate,” “intend,” “continue” or “believe” or the negatives of, or other variations of, these terms or comparable terminology. These forward-looking statements include, but are not limited to, statements regarding: our core strategy; our ability to improve our content offerings and service; our future financial performance, including expectations regarding revenues, deferred revenue, operating income and margin, net income, expenses, and profitability; liquidity, including the sufficiency of our capital resources, cash requirements; net cash provided by (used in) operating activities, access to financing sources, and free cash flows; capital allocation strategies, including any stock repurchases or repurchase programs; stock price volatility; impact of foreign exchange rate fluctuations; impact of interest rate fluctuations; adequacy of existing facilities; future regulatory changes and their impact on our business; intellectual property; cybersecurity; price changes and testing; artificial intelligence (“AI”); acquisitions; actions by competitors; dividends; future contractual obligations, including unknown content obligations and timing of payments; our global content and marketing investments; tax expense; unrecognized tax benefits; deferred tax assets; tax deposits; resolutions of disputes and other proceedings; our ability to effectively manage change and growth; our company culture; and our ability to attract and retain qualified employees and key personnel. These forward-looking statements are subject to risks and uncertainties that could cause actual results and events to differ. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included throughout this filing and particularly in Part II, Item 1A: “Risk Factors” section set forth in this Quarterly Report on Form 10-Q. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to revise or publicly release any revision to any such forward-looking statement, except as may otherwise be required by law.
The following, Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), summarizes the significant factors affecting the operating results, financial condition and liquidity, and cash flows of the Company as of and for three months ended March 31, 2026, and 2025.
The unaudited consolidated financial statements and related notes to the unaudited consolidated financial statements, including our critical accounting estimates, and the related Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report, should be read in conjunction with our 2025 Form 10-K.
Executive Highlights
The table below presents the revenue, its growth, and other financial performance measures over the period 2018-Q1 2026. Results for the period 2018-2025 provide supplemental financial information prior to our initial registration with the SEC:

	2018	2019	2020	2021	2022	2023	2024	2025	YTD 2026	CAGR 2018-2025
Revenue	$33.8	$55.5	$77.4	$99.3	$108.8	$135.0	$149.6	$186.5	$50.1	27.6%
Revenue growth (year over year)	28.0%	64.2%	39.5%	28.3%	9.6%	24.1%	10.8%	24.7%	27.5%
Organic Revenue Growth	25.3%	32.5%	8.3%	24.4%	6.7%	2.0%	2.7%	6.2%	5.1%
Net loss					$(15.0)	$(14.2)	$(24.0)	$(39.0)	$(11.5)
Adjusted EBITDA(1)					$31.5	$35.4	$38.6	$45.4	$11.2
Net loss margin					(13.8)%	(10.6)%	(16.0)%	(20.9)%	(22.9)%
Adjusted EBITDA margin					29.0%	26.2%	25.8%	24.3%	22.3%
Top 10 clients as % of total revenue	25.9%	17.9%	12.3%	14.7%	11.0%	10.8%	8.7%	9.2%	8.0%
(1)We have presented Adjusted EBITDA from 2022 onwards only as, prior to 2022, we were formed as a partnership with profits being distributed to the partners.
The table below sets out the non-GAAP financial measures used by our management together, in each case, with the nearest comparable measure under GAAP.

	As reported for the three months ended March 31,
	2026	2025	$ Change		% Change
Revenue	$50.1	$39.3	$10.8		27.5%
Net loss	$(11.5)	$(10.6)	$(0.9)		(8.3)%
Net loss margin	(22.9%)	(27.0%)	4.1	pts
Adjusted EBITDA	$11.2	$8.6	$2.6		29.7%
Adjusted EBITDA margin	22.3%	21.9%	0.4	pts
Adjusted Net Income	$7.4	$3.7	$3.7		100.5%
Net loss per share, basic and diluted	$(0.49)	$(0.63)	$0.13		21.4%
Adjusted EPS, diluted	$0.25	$0.14	$0.11		74.5%
Net cash used in operating activities	$(11.7)	$(8.6)	$(3.0)		(35.2)%
Adjusted Free Cash Flow	$(10.3)	$3.2	$(13.5)		(422.4)%
Cash and cash equivalents at end of period	$42.9	$9.5	$33.3
Net Debt at end of period	$(1.8)	$(44.6)	$42.9
Reconciliation of net loss and net loss margin to Adjusted EBITDA and Adjusted EBITDA margin

	Three months ended March 31,
	2026	2025	$ Change		% Change
Net loss	$(11.5)	$(10.6)	$(0.9)		(8.3)%
Net loss margin	(22.9)%	(27.0)%	4.1	pts
Adjustments:
Interest income	0.0	0.0	0.0		64.9%
Interest expense	0.8	0.6	0.2		26.2%
Income tax expense	2.7	4.1	(1.4)		(33.4)%
Other expense	(0.1)	—	(0.1)		—
Depreciation and amortization	1.6	1.3	0.3		23.6%
EBITDA	(6.4)	(4.6)	(1.8)		(40.4)%
Long-term incentive program charges	1.0	1.1	(0.2)		(14.3)%
Share-based accounting charge	7.3	7.4	(0.2)		(2.2)%
Post-combination compensation charge	2.8	3.4	(0.6)		(17.3)%
Change in fair value of contingent consideration	6.3	1.0	5.3		541.0%
Gain on bargain purchase, net of deferred taxes	(0.1)	—	(0.1)		—
Adjusted EBITDA incl. M&A expenses	$10.9	$8.4	$2.5		29.7%
M&A Expenses	0.3	0.2	0.1		29.3%
Adjusted EBITDA	11.2	8.6	2.6		29.7%
Adjusted EBITDA Margin	22.3%	21.9%	0.4	pts
Financial Results
•In the three months ended March 31, 2026, revenue increased by 27.5% to $50.1 million, with organic growth contributing 5.1%, and the balance primarily driven by the two acquisitions, TrailRunner International, LLC (“TrailRunner”) (2025 Q2) and Pine Cove Strategies, LLC (“Pine Cove”) (2025 Q3).
•GAAP net losses increased from $10.6 million in three months ended March 31, 2025, to $11.5 million in three months ended March 31, 2026. The loss is primarily attributable to the $7.3 million in share-based accounting charge stemming from the 2021 UK IPO and the treatment of acquisitions in our accounts, related to the change in fair value of contingent consideration and post combination compensation charges.
•The increase in net loss during the three months ended March 31, 2026 was driven by an increase in the change in fair value of contingent consideration of $5.3 million resulting from the non-cash remeasurement of acquisition-related earn-out liabilities based on updated performance forecasts and valuation assumptions. This was partially offset by a related $0.6 million decrease in post-combination compensation charges, as well as by a $1.4 million decrease in income tax expense and a positive balance between revenue growth versus growth in cost of services and salaries, general and administrative expenses.

•Adjusted EBITDA was at $11.2 million, up 29.7% as compared to three months ended March 31, 2025, with a 22.3% margin.
•Adjusted Net Income of $7.4 million was up 100.5% as compared to prior year, driven by our increase in revenue and higher Adjusted EBITDA as well as a favorable effective tax rate of 27.1% for three months ended March 31, 2026 as compared to an effective tax rate of 52.9% for the three months ended March 31, 2025.
•Adjusted EPS fully diluted of $0.25 was up $0.11 or 74.5%, with fully diluted share count increasing by 14.9% as a consequence of the recent 2026 U.S. IPO.
•PPHC's net cash flows used in operating activities amounted to $11.7 million, representing a decrease of $3.0 million when compared to $8.6 million in 2025 Q1. Adjusted Free Cash Flow decreased to $(10.3) million as compared to $3.2 million in 2025. The negative cashflow in Q1 is typical as the Company pays bonuses during this quarter, resulting in a reduction of its Accounts Payable balances. This year this was exacerbated by a $13.1 million increase in Accounts Receivable resulting from the inclusion of the 2025 acquisitions as well as slower collections.
EPS and Adjusted EPS, fully diluted for the three months ended March 31, 2026 and 2025, were as follows:

	Three months ended March 31,
	2026			2025
	GAAP	Adjustments(1)	Non-GAAP	GAAP	Adjustments	Non-GAAP
Net loss and Adjusted Net Income	$(11.5)	$18.9	$7.4	$(10.6)	$14.3	$3.7
Adjustments to Net Income
Amortization of intangible assets		1.6			1.3
Share-based accounting charge		7.3			7.4
Post-combination compensation charge		2.8			3.4
Change in fair value of contingent consideration		6.3			1.0
Long-term incentive program expense		1.0			1.1
Gain on bargain purchase price		(0.1)			—
		$18.9			$14.3
Weighted average number of shares outstanding
-Common Shares	23,301,135			16,903,655
-Legally outstanding shares			27,610,190			23,978,176
-Fully Diluted			29,294,654			25,501,023
Earnings per share (EPS, $), based on
-Common Shares	(0.49)			$(0.63)
-Legally outstanding shares			$0.27			0.15
-Fully Diluted			$0.25			0.14
(1)Table may not sum due to immaterial rounding differences
Segment Results of Operations
As discussed in Note 7. Segment Reporting, we have three reportable segments as of March 31, 2026, Government Relations Consulting, Corporate Communications & Public Affairs Consulting and Compliance and Insights Services. The results of operations of our segments are as follows(1):

	Three months ended March 31,
	2026	2025	Change		% Change
Government Relations Consulting
Revenue	$28.4	$26.2	$2.2		8.4%
Staff costs	12.9	12.6	0.3		2.4%
Non-staff costs	2.6	2.1	0.5		23.9%
Segment Adjusted Pre-Bonus EBITDA	12.9	11.5	1.4		12.2%
Segment Adjusted Pre-Bonus EBITDA Margin	45.5%	43.9%	1.5	pts

Corporate Communications & Public Affairs Consulting
Revenue	18.3	10.0	8.3		82.7%
Staff costs	11.0	6.3	4.7		73.7%
Non-staff costs	2.5	1.5	1.1		73.3%
Segment Adjusted Pre-Bonus EBITDA	4.8	2.2	2.6		114.1%
Segment Adjusted Pre-Bonus EBITDA Margin	26.2%	22.4%	3.8	pts

Compliance and Insights Services
Revenue	3.5	3.1	0.3		10.8%
Staff costs	1.5	1.3	0.2		11.5%
Non-staff costs	0.3	0.1	0.1		81.5%
Segment Adjusted Pre-Bonus EBITDA	1.7	1.7	0.1		4.3%
Segment Adjusted Pre-Bonus EBITDA Margin	50.2%	53.4%	(3.1)	pts

Total
Revenue	50.1	39.3	10.8		27.5%
Segment Adjusted Pre-Bonus EBITDA	19.4	15.4	4.0		26.1%
Segment Adjusted Pre-Bonus EBITDA margin	38.8%	39.2%	(0.4)	pts

Unallocated bonus expense	(3.9)	(3.1)	(0.8)		(23.9)%
Unallocated corporate costs	(4.4)	(3.7)	(0.7)		(19.4)%
Adjusted EBITDA	$11.2	$8.6	$2.6		29.8%
Adjusted EBITDA Margin	22.3%	21.9%	0.4	pts
(1)Table may not sum due to immaterial rounding differences.
The staff costs for the three months ended March 31, 2026 for the Government Relations Consulting segment increased by $0.3 million, primarily a result of the acquisitions of Pine Cove in 2025 Q3. Furthermore, for the three months ended March 31, 2026, the staff costs for the Corporate Communications & Public Affairs Consulting segment increased $4.7 million, of which $4.2 million reflects the acquisition of TrailRunner.
Government Relations Consulting segment Adjusted Pre-Bonus EBITDA increased by $1.4 million, or 12.2% for the three months ended March 31, 2026, driven by higher organic revenue for the segment, offset by increases of $0.3 million of staff costs and $0.5 million of non-staff costs a result of increased business.
Corporate Communications & Public Affair Consulting segment Adjusted Pre-Bonus EBITDA increased by $2.6 million, or 114.1% for the three months ended March 31, 2026, as a consequence of strong organic growth, in tandem with the acquisitions of TrailRunner (2025 Q2).
Compliance and Insights Services segment Adjusted Pre-Bonus EBITDA increased by $0.1 million, or 4.3% for the three months ended March 31, 2026, reflecting strong organic growth and strong pricing of subscription contracts in this area, in combination with the increased use of technology in servicing our clients.
Consolidated Results of Operations
The table below presents the detailed components of our consolidated income statement:

Income Statements	Three months ended March 31,
	2026	2025	% Variance	$ Variance
Revenue	$50.1	$39.3	27.5%	$10.8
Operating expenses:
Staff cost - direct	25.4	20.1	26.4%	5.3
Share-based accounting charge - direct	6.6	6.7	(2.3)%	(0.2)
Long term incentive program charges - direct	0.7	0.8	(15.0)%	(0.1)
Post-combination compensation - direct	2.8	3.4	(17.3)%	(0.6)
Bonus - direct	3.7	2.8	32.1%	0.9
Salaries and other personnel costs	39.2	33.9	15.7%	5.3
Amortization expense – technology	0.1	0.1	—	(0.0)
Office costs	1.6	1.3	21.4%	0.3
Office and other direct costs	1.8	1.5	19.4%	0.3
Cost of services	41.0	35.4	15.9%	5.6
Staff cost - indirect	1.9	2.0	(7.4)%	(0.2)
Share-based accounting charge - indirect	0.7	0.7	(1.4)%	(0.0)
Long term incentive program charges - indirect	0.2	0.3	(12.2)%	(0.0)
Non-staff costs	6.2	4.1	52.4%	2.1
Bonus - indirect	0.2	0.4	(37.9)%	(0.1)
Salaries, general and administrative	9.3	7.5	24.0%	1.8
Mergers and acquisitions expense	0.3	0.2	29.3%	0.1
Amortization	1.5	1.2	30.7%	0.4
Depreciation	0.0	0.0	5.2%	0.0
Depreciation and amortization expense	1.5	1.2	29.9%	0.4
Change in fair value of contingent consideration	6.3	1.0	541.0%	5.3
Total operating expenses	58.3	45.2	29.1%	13.1
Loss from operations	(8.2)	(5.9)	(39.4)%	(2.3)
Gain on bargain purchase	0.1	—	—	0.1
Other income, net	0.2	—	—	0.2
Interest income	0.0	0.0	(64.9)%	(0.0)
Interest expense	(0.8)	(0.6)	(26.2)%	(0.2)
Net loss before income taxes	(8.8)	(6.5)	(35.3)%	(2.3)
Income tax expense	2.7	4.1	(33.4)%	(1.4)
Net Loss	$(11.5)	$(10.6)	(8.3)%	$(0.9)
Revenue
Refer to Note 2 - Revenue in this Form 10-Q for our revenue recognition policy.
The components of fluctuations in revenue by reportable segment for the three months ended March 31, 2026 and 2025 were as follows:

	Three months ended March 31,
	2026			2025
	Revenue from acquisitions	Organic revenue	Total revenue	Total revenue	Organic Revenue Growth(1)	Total Growth
Government Relations Consulting	$0.8	$27.5	$28.4	$26.2	5.2%	8.4%
Corporate Communications & Public Affairs Consulting	8.0	10.3	18.3	10.0	3.3%	82.7%
Compliance and Insights Services	—	3.5	3.5	3.1	10.8%	10.8%
Total	$8.8	$41.3	$50.1	$39.3	5.1%	27.5%

(1) Refer to the Non-GAAP Financial Measures section below for the Company’s definition of Organic Revenue Growth.
Our total revenue increased 27.5%, to $50.1 million for the three months ended March 31, 2026 compared to $39.3 million for the three months ended March 31, 2025, with Organic Revenue Growth contributing 5.1% of growth.
This performance was supported by increased client demand, particularly within our Compliance and Insights Services segment as well as sustained demand for Government Relations Consulting and Corporate Communications & Public Affairs Consulting. These increases demonstrate the stability of the Company’s core business operations, the dedication of our management teams across our member companies, and the critical importance of our work to our clients, with the balance of growth driven by the successful integrations of our 2025 Q2 acquisition of TrailRunner and the 2025 Q3 acquisition of Pine Cove.
Organic growth of 5.1% for the three months ended March 31, 2026 was primarily attributable to the strong organic growth in Compliance and Insights Services at 10.8%, as a result of high renewal rates, price increases, and new clients wins, all together reflective of a unique and high value-added offering together with strong organic growth in both our Corporate Communications & Public Affairs segment at 3.3% and Government Relations segment at 5.2%.
During the three months ended March 31, 2026, 56.6% of the Company’s revenues were attributable to our Government Relations segment as compared to 66.6% during the three months ended March 31, 2025. That decrease was a result of the TrailRunner acquisition in Q2 2025 which also led to an increase in our Corporate Communications & Public Affairs segment, which increased to 36.5% during the three months ended March 31, 2026 compared to 25.5% in the prior year; 6.9% of our total revenues were from our Compliance and Insights Services segment, a decrease as compared to the previous year's 8.0%.
Our Government Relations Consulting segment’s revenue increased by 8.4%, to $28.4 million for the three months ended March 31, 2026, compared to $26.2 million as reported for the three months ended March 31, 2025. This increase reflects Organic Revenue Growth of 5.2% in tandem with the acquisition of Pine Cove (completed in 2025 Q3).
Our Corporate Communications & Public Affairs Consulting segment’s revenue increased by 82.7% to $18.3 million for the three months ended March 31, 2026, compared to $10.0 million for the three months ended March 31, 2025. This increase reflects Organic Revenue Growth of 3.3% stemming from increased client demand for our Corporate Communications & Public Affairs Consulting services, as well as the acquisition of TrailRunner (completed in 2025 Q2).
Our Compliance and Insight Services segment’s revenue grew by 10.8% to $3.5 million for the three months ended March 31, 2026, compared to $3.1 million for the three months ended March 31, 2025. 100% of this growth was organic, driven by increasing demand for specialized services, including compliance, grant writing, and research-driven policy insights, and characterized by high renewal rates, favorable pricing and new clients wins, all together reflective of a unique and high value-added offering.
For the three months ended March 31, 2026, we generated $2.8 million, or 5.5% of our total revenue, outside of the US, as compared to $1.6 million, or 4.1% for the three months ended March 31, 2025, being a result of our growing international presence resulting from our Pagefield and TrailRunner acquisitions.
Cost of Services
The table below presents the components of cost of services:

	Three months ended March 31,
	2026	2025	$ Change	% Change
Salaries and other personnel costs
Staff cost - direct	$25.4	$20.1	$5.3	26.4%
Share-based accounting charge - direct	6.6	6.7	(0.2)	(2.3)%
Long term incentive program charges - direct	0.7	0.8	(0.1)	(15.0)%
Post-combination compensation - direct	2.8	3.4	(0.6)	(17.3)%
Bonus - direct	3.7	2.8	0.9	32.1%
Total salaries and other personnel costs	39.2	33.9	5.3	15.7%
Office and other direct costs
Amortization developed software	0.1	0.1	(0.0)	—
Office costs	1.6	1.3	0.3	21.4%
Total office and other direct costs	1.8	1.5	0.3	19.4%
Cost of services	$41.0	$35.4	$5.6	15.9%
Salaries and other personnel costs represent our largest component of cost of services. Its principal components include employee salaries and benefits, share-based accounting charges, long term incentive program charges, post-combination compensation expense, and employee bonuses from operations that deliver services to our clients. For the three months ended March 31, 2026, salaries and other personnel costs increased by 15.7% to $39.2 million compared to $33.9 million for the three months ended March 31, 2025. The $5.3 million increase, $6.8 million was driven by the acquisitions of TrailRunner and Pine Cove in 2025. Annual bonus amounts increased by $0.9 million to $3.7 million for the three months ended March 31, 2026 compared to $2.8 million for the three months ended March 31, 2025. Bonus amounts represent annual payments paid to senior executives and employees which are awarded based on the Company’s performance, the relative performance of their respective member company and for the individual meeting specific performance goals companywide. The increase is primarily attributable to the acquisitions completed in 2025 and the Company performance improving as compared to the previous year. These increases were partially offset by our non-cash post-combination compensation expense which decreased by $0.6 million or $2.8 million when excluding the impact of TrailRunner and Pine Cove compared to Q1 2025.
Office and other direct costs also represent a component of cost of services. Its principal component includes operating lease expenses for office space leased by the Company’s members and holding companies. Office and other direct costs increased by 19.4% in the three months ended March 31, 2026 to $1.8 million, compared to $1.5 million for the three months ended March 31, 2025. This increase was primarily a result of additional office spaces associated with the acquisitions of Pine Cove and TrailRunner.
Salaries, general and administrative expenses
The table below presents the components of general and administrative expenses:

	Three months ended March 31,
	2026	2025	$ Change	% Change
Non-staff costs	$6.2	$4.1	$2.1	52.4%
Staff cost - indirect	1.9	2.0	(0.2)	(7.4)%
Share-based accounting charge - indirect	0.7	0.7	(0.0)	(1.4)%
Bonus - indirect	0.2	0.4	(0.1)	(37.9)%
Long term incentive program charges - indirect	0.2	0.3	(0.0)	(12.2)%
Salaries, general and administrative	$9.3	$7.5	$1.8	24.0%
Salaries, general and administrative expenses comprise of general and administrative expenses, employee salaries, share-based accounting charges, long term incentive program charges, post-combination compensation expense, U.S. and UK public company and related costs, advisory costs, benefits and bonuses of employees employed in our corporate function. Salaries, general and administrative expenses increased 24.0% in the three months ended March 31, 2026, to $9.3 million, compared to $7.5 million for the three months ended March 31, 2025. Of the $1.8 million increase, $0.8 million was driven by the acquisitions of TrailRunner and Pine Cove in 2025. The remaining $1.0 million is primarily made up of $0.4 million in incremental audit fees, along with a $0.3 million increase in bad debt expense and $0.2 million in higher IT consulting, software, and license costs to support our new reporting requirements.

Mergers and acquisitions expense
The principal components of mergers and acquisitions expense include legal, audit and other advisory expenses, transaction taxes, and debt origination costs. Mergers and acquisitions expense increased by 29.3% in the three months ended March 31, 2026, to $0.3 million, compared to $0.2 million in the three months ended March 31, 2025.
Depreciation and amortization expense
The table below presents the components of depreciation and amortization expense:

	Three months ended March 31,
	2026	2025
Cost of services
Amortization – technology	$0.1	$0.1
Charged to cost of services	0.1	0.1
Depreciation and amortization expense
Amortization – customer relations companies acquired	1.3	1.0
Amortization – non-compete companies acquired	0.2	0.1
Depreciation	0.0	0.0
Charged to depreciation and amortization expense	1.5	1.2
Total depreciation and amortization expense	$1.6	$1.3
The principal components of depreciation and amortization expense include the amortization of intangible assets related to customer relationships, developed technology, and non-compete contracts.
Depreciation and amortization expense increased by 23.6% in the three months ended March 31, 2026, to $1.6 million, compared to $1.3 million in the three months ended March 31, 2025 reflecting additional costs associated with the acquisitions of TrailRunner and Pine Cove in 2025.
Change in fair value of contingent consideration
Contingent consideration represents a liability that is settled through a combination of cash and shares of our common stock based on the respective purchase agreement. The amount ultimately paid is dependent on the achievement of certain operating results.
Change in fair value of contingent consideration represents changes in obligations relating to historical acquisitions, to the extent those obligations are not subject to vesting or claw-back provisions.
Change in fair value of contingent consideration increased by 541.0% in the three months ended March 31, 2026, to $6.3 million, compared to $1.0 million in the three months ended March 31, 2025. This increase is primarily the result of a non-cash remeasurement of the acquisition-related earn-out liabilities that were revised based on updated performance forecasts and valuation assumptions that occurred in 2025 Q4.
Gain on bargain purchase
Gain on bargain purchase comprises of the difference between the fair value of the net identifiable assets acquired and the purchase price paid, where the purchase price is lower than the fair value of the acquired assets.
There was a $0.1 million gain on bargain purchase for the three months ended March 31, 2026 resulting from an immaterial acquisition in 2026 compared to none in the three months ended March 31, 2025.
Interest income
Interest income represents the interest income accrued on interest bearing accounts and financial instruments.
Interest income remained relatively flat in the three months ended March 31, 2026 as compared to the three months ended March 31, 2025.
Interest expense
Interest expense represents the interest expense incurred under our Term Loans as defined in Note 6. Notes Payable. Interest expense includes cash interest and debt discount amortization amounts.

Interest expense increased by 26.2% in the three months ended March 31, 2026, to $0.8 million, compared to $0.6 million in the three months ended March 31, 2025, reflecting interest on increased principal amounts that are associated with new Term Loans with financial institutions that were obtained in 2025.
Non-GAAP Financial Measures
We use a variety of financial and operating metrics to analyze our performance. These metrics are significant factors in assessing our operating results and profitability. These financial and operating metrics include Adjusted EBITDA, Adjusted EBITDA margin, Adjusted EBITDA Including M&A expense, Adjusted net income, Adjusted EPS basic, Adjusted EPS fully diluted, Organic Revenue Growth, and Adjusted Free Cash Flow which are financial measures not recognized under U.S. GAAP.
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
For full description of our Non-GAAP Financial Measures please refer to our 2025 Form 10-K.
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
Our working capital cycle typically peaks during the first and second quarter of the year due to the timing of payments for incentive compensation, income taxes and contingent purchase price obligations. In addition, we have contractual obligations related to our long-term debt (principal and interest payments), recurring business operations, lease obligations, and acquisition-related obligations. Our principal discretionary cash spending includes dividend payments to common shareholders and strategic acquisitions. We have adjusted our dividend policy in January 2025, approximately halving the dividend paid per share, in order to preserve capital for future M&A opportunities. We anticipate continuing to avail ourself of debt facilities, however management will continue to consider all available sources of capital.

Historical cash flows
The following table summarizes our cash flows, as reported in our accompanying consolidated financial statements:

	Three months ended March 31,
	2026	2025	$ Change	% Change
Net cash used in operating activities	$(11.7)	$(8.6)	$(3.0)	(35.2)%
Net cash used in investing activities	(2.4)	(18.5)	16.1	86.9%
Net cash provided by financing activities	36.6	22.1	14.5	65.6%
Effect of exchange rate changes on cash and cash equivalents	(0.1)	0.1	(0.1)	(200.0)%
Net increase (decrease) in cash and cash equivalents	22.4	(5.0)	27.4	548.6
Cash and cash equivalents as of beginning of year	20.4	14.5	5.9	40.6%
Cash and cash equivalents as of end of year	$42.9	$9.5	$33.3	349.2%

Cash flows used in operating activities
Net cash used in operating activities was $11.7 million for the three months ended March 31, 2026, compared to net cash used in operating activities of $8.6 million for the three months ended March 31, 2025. This decrease of $3.0 million was due to the payout of higher bonuses during this quarter, resulting in a reduction of our Accounts Payable balances, along with a $13.1 million increase in Accounts Receivable resulting from the inclusion of the 2025 acquisitions as well as slower collections.
Cash flows used in investing activities
Cash flows used in investing activities was $2.4 million for the three months ended March 31, 2026, compared to $18.5 million for the three months ended March 31, 2025, representing a decrease of $16.1 million, or 86.9%. The cash invested in 2026 Q1 primarily related to the acquisition of Westminster Policy Partners Limited (completed April 1, 2026), while the cash used in 2025 Q1 primarily related to the acquisition of TrailRunner (completed April 1, 2025).
Cash flows provided by financing activities
Cash flows provided by financing activities were $36.6 million for the three months ended March 31, 2026, compared to $22.1 million for the three months ended March 31, 2025. In 2026 Q1, the cash flows provided by financing activities was primarily a result of the 2026 U.S. IPO in January 2026, while in 2025 Q1 financing cash flow resulted from the acquisition of new Bank Credit Facilities (as defined above) for the TrailRunner acquisition, in both years partially offset by repayment on bank facilities.
In addition to our GAAP statement of cash flows, we use a non‑GAAP liquidity measure, Adjusted Free Cash Flow, to evaluate our cash generation. Adjusted Free Cash Flow should be viewed as supplemental to, and not a substitute for, GAAP net cash used in operating activities and total changes in cash and cash equivalents.
The following table reconciles net cash used in operating activities, as reported under GAAP, to Adjusted Free Cash Flow and other components of changes in cash and cash equivalents:

	Three months ended March 31,
	2026	2025	$ Change	% Change
Net cash used in Operating Activities - as reported	$(11.7)	$(8.6)	$(3.0)	(35.2)%
Prepaid post-combination expense	1.9	$10.1	$(8.2)	(81.1)%
Change in other liability	—	$1.7	$(1.7)	(100.0)%
Capex	(0.5)	$—	$(0.5)	—
Adjusted Free Cash Flow (Non-GAAP)	(10.3)	$3.2	$(13.5)	(422.4)%

Prepayment on business acquisition	(1.9)	(18.5)	16.6	89.7%
Acquisition Payments included in Cash flow from Operations	(1.9)	(11.8)	9.9	83.8%
Cash Flow related to acquisitions	(3.8)	(30.3)	26.5	87.4%

Proceeds from notes payable	—	24.0	(24.0)	(100.0)%
Payment of debt issuance costs	—	(0.1)	0.1	100.0%
Principal payment of note payable	(2.4)	(1.8)	(0.6)	(32.9)%
Cash Flow related to debt financing	(2.4)	22.1	(24.5)	(110.9)%

Payment of deferred equity offering costs	(3.9)	—	(3.9)	—
Proceeds from U.S. initial public offering, net of underwriting fees of $3.0 million	42.9	—	42.9	—
Cash Flow related to equity financing	39.0	—	39.0	—

Effect of foreign exchange rate changes on cash and cash equivalents	(0.1)	0.1	(0.1)	(200.0)%

Net Cash Movement	$22.4	$(5.0)	$27.4	548.6%
Adjusted Free Cash Flow is a non‑GAAP liquidity measure. It adjusts GAAP net cash used in operating activities for acquisition‑related and capital expenditure cash flows as described above. These are cash outflows that recur in connection with our acquisition strategy and ongoing investment needs, and Adjusted Free Cash Flow should not be construed as representing additional cash available for use.
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

	Payments due by
Contractual obligations	Remainder of 2026	2027	2028	2029	Thereafter	Total
Debt obligations (excluding interest)	$7.1	$9.0	$16.7	$11.9	$-	$44.7
Operating lease obligations	4.3	6.0	6.6	5.2	12.8	34.9
Total	$11.4	$14.9	$23.3	$17.1	$12.8	$79.6

Financial Obligations
Bank Credit Facilities
As of March 31, 2026, there was no balance outstanding under the 2023 Facility 1; $3.2 million outstanding under the 2023 Facility 2; $4.7 million outstanding under the 2024 Term Loan A; $15.0 million under the 2024 Term Loan B; and $21.8 million outstanding under the 2025 Term Loan C.
As of March 31, 2026, under the 2023 Facility 1, we had capacity to re-borrow up to $3.0 million, less any outstanding letters of credit, or 80% of our eligible receivables, whichever is less.
As of March 31, 2026, the principal maturities under the Bank Credit Facilities were as follows:

	($ millions)
	Principal amount maturing under
	2023 Facility 2	2024 Term Loan A	2024 Term Loan B	2025 Term Loan C	Total
2026 (excluding the three months ended March 31, 2026)	$1.6	$0.7	$2.1	$2.7	$7.1
2027	1.6	0.9	2.9	3.6	9.0
2028	—	3.2	10.0	3.6	16.7
2029	—	—	—	11.9	11.9
Total	$3.2	$4.7	$15.0	$21.8	$44.7
The table below sets forth a reconciliation of cash and cash equivalents at period-end to net debt at period-end.

	March 31, 2026	March 31, 2025	December 31, 2025
Cash and cash equivalents as of end of period	$42.9	$9.5	$20.4

Notes payable, long-term, net	(34.1)	(46.1)	(37.9)
Notes payable, current portion, net	(10.5)	(8.1)	(9.1)
Total debt, net	(44.6)	(54.2)	(47.0)

Net debt at period-end	$(1.8)	$(44.6)	$(26.6)
This reconciliation includes other debt and unamortized issuance costs along with the Bank Credit Facilities. See Note 6. Notes Payable for more detail.
Contingent Obligations
Earnout obligations
As part of the typical structure of our acquisition of new member companies, we commit to making certain earnout payments. These earnout payments are based on a profit-driven formula and only materialize if the acquired company realizes profit growth after the date of completion. Payments are typically made in a mix of cash and shares. In turn, each of the components of earnout payments may be subject to further vesting requirements and employment conditions, which keeps the recipients financially committed to business.
In relation to these earnout payments, as of March 31, 2026, we have recorded liabilities of $31.9 million on our balance sheet, spread across the line items Contingent Consideration and Other Liabilities. This number reflects both the estimated foreseen nominal payments, and also discount factors, probability of reaching goals, and fair value estimates. In nominal terms, over the period 2026-2030, based on expected performance of each of the acquired companies, we anticipate having to make earnout payments of $79.5 million, of which $45.2 million would be payable in cash, and the remainder in shares. The maximum earnout liability over that same period, which would only be reached if each acquisition meets very aggressive profit growth targets, would be $142.5 million, of which $84.0 million would be payable in cash, and the remainder in shares. Generally, in order for an acquisition to reach maximum earnout payments, it would need to grow its profit by 25-30% annually over the earnout period. For more information, see Note 9. Fair Value Measurement.
The following tables summarizes nominal earnout expectations:

	($ in millions)
	Remainder of 2026	2027	2028	2029	2030	Total
Expected earnout payments in Cash	$11.8	$4.9	$23.0	$1.4	$4.1	$45.2
Expected earnout payments in PPHC stock	$4.6	$1.7	$23.0	$0.8	$4.1	$34.3
Expected earnout payments - total	$16.4	$6.6	$46.0	$2.2	$8.2	$79.5

Maximum earnout payments in Cash	$17.3	$15.4	$23.1	$18.0	$10.0	$84.0
Maximum earnout payments in PPHC stock	$7.5	$6.9	$23.1	$11.0	$10.0	$58.6
Maximum earnout payments - total	$24.9	$22.4	$46.3	$29.1	$20.0	$142.5
We expect that our contingent obligations may evolve over time in response to current business and market conditions, with the result that future amounts due may differ considerably from the expected amounts payable set out in the table above.
Off-Balance Sheet Arrangements
As of March 31, 2026, we had no off-balance sheet arrangements.
Critical Accounting Estimates
For a more complete understanding of our accounting estimates and policies, the unaudited consolidated financial statements and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, readers are encouraged to consider this information together with our discussion of our critical accounting policies under the heading, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2025 Form 10-K.
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
Contingent consideration is measured at fair value at the date of acquisition and is based on expected cash flow of the acquisition target discounted over time using an observable market discount rate. The Company generally utilizes outside valuation experts to determine the amount of contingent consideration. We estimate and record the acquisition date fair value of contingent consideration as part of purchase price consideration for business acquisitions. Additionally, each reporting period, we estimate changes in the fair value of contingent consideration and recognize any change in fair value in our consolidated statements of operations and other comprehensive loss. The fair value of the contingent consideration is generally measured using Monte Carlo simulations to estimate the achievement and amount of certain future operating results. The Monte Carlo simulations utilize subjective assumptions and estimates including expected volatility of future operating results, discount rates applicable to future results, and expected growth rates. Future revisions to these assumptions could materially change the estimate of the fair value of contingent consideration and, therefore, materially affect our future financial results. The contingent consideration liability is to be settled through a combination of cash and shares of common stock based on each respective purchase agreement and the amount ultimately paid is dependent on the achievement of certain future operating results. During the three months ended March 31, 2026 and 2025, the Company recorded a loss from the change of fair value of contingent consideration of $6.3 million and $1.0 million, respectively, which are included in operating expenses on the accompanying consolidated statement of operations.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks from interest rates, which could affect our operating results, financial position and cash flows. We manage this risk through our regular operating activities.

Interest Rate Risk
We are exposed to interest rate risk on borrowings under our Bank Credit Facilities. The interest rate under the 2023 Facilities is the Secured Overnight Financing Rate (“SOFR”) as administered by the Federal Reserve Bank of New York, plus 2.25% per annum. The interest rate under the 2024 Term Loans is SOFR plus 2.60% per annum, and the interest rate under the 2025 Term Loan C is SOFR plus 2.60% per annum. Interest is payable monthly. A 100 basis-point increase in Bank Credit Facilities debt balances outstanding as of March 31, 2026 would increase our annual interest expense by $0.4 million.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2026. This evaluation was carried out under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer.
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q are effective at a reasonable assurance level in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent or detect all errors and all fraud. While our disclosure controls and procedures are designed to provide reasonable assurance of their effectiveness, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.
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
Throughout the year ended December 31, 2025, management implemented remediation actions to address this material weakness, including expanding and improving review processes, improving access to technical accounting resources, and supplementing the team with additional personnel possessing relevant experience and training. Despite these remediation efforts during the year ended December 31, 2025, management identified additional control deficiencies related to the accounting for certain transactions that, while more routine in nature than those previously identified, still required an appropriate level of judgment, technical analysis and review through the current period covered by this Quarterly Report on Form 10-Q. These deficiencies indicate that the material weakness identified in the prior year has not been fully remediated as of December 31, 2025 and has not been fully remediated as of the end of March 31, 2026.
Management has implemented and continues to refine measures designed to remediate the control deficiencies contributing to the material weakness. However, these remediation measures need to be operating effectively for a sufficient period of time to be considered appropriately remediated.
Management’s Annual Report on Internal Control over Financial Reporting
This Quarterly Report on Form 10-Q does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.
Changes in Internal Control over Financial Reporting.
Other than the remediation measures in regard to the material weakness mentioned above, there were no changes to our internal controls over financial reporting during the three months ended March 31, 2026 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II
ITEM 1.     LEGAL PROCEEDINGS
As of the date of this Quarterly Report on Form 10-Q, we are not a party to any material pending legal proceedings, nor are we aware of any civil proceeding or government authority contemplating any material legal proceeding, and to our knowledge, no such proceedings by or against the Company have been threatened. We anticipate that we and our subsidiaries may from time to time in the future become subject to claims and legal proceedings arising in the ordinary course of business. It is not feasible to predict the outcome of any such proceedings, and we cannot assure that their ultimate disposition will not have a materially adverse effect on our business, financial condition, cash flows or results of operations.
ITEM 1A.     RISK FACTORS
There have been no material changes to the risk factors disclosed in Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES
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
Use of Proceeds
On January 29, 2026, the Company consummated its 2026 U.S. IPO of 4,150,000 shares of the Company’s common stock, comprising of 3,400,000 newly issued shares of common stock and 750,000 shares of existing common stock (together the “Shares”) sold by, respectively, the Company and certain shareholders of the Company (the “Selling Shareholders”). The Shares were sold at a price of $12.25 per Share, generating gross proceeds to the Company of $41.7 million and gross proceeds to the Selling Shareholders of $9.2 million. On March 2, 2026, the Company announced the issue of 342,500 new shares of common stock, pursuant to the partial exercise of the over-allotment option granted to the underwriters in connection with the Company's 2026 U.S. IPO and admission to the Nasdaq Global Market in January 2026.
In connection with the 2026 U.S. IPO, the Company entered into an underwriting agreement (the “Underwriting Agreement”), dated January 27, 2026, by and among the Company, the selling shareholders listed therein and Oppenheimer & Co. Inc. and Canaccord Genuity LLC, as representative of the underwriters, a form of which was previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-290834) initially filed with the SEC on October 10, 2025, and subsequently amended (as amended, the “Registration Statement”). The Underwriting Agreement contains customary representations, warranties, covenants and agreements by the Company, customary conditions to closing, indemnification obligations of the Company and the underwriters, including for liabilities under the Securities Act, certain other obligations of the parties and termination provisions.
The gross proceeds to us from the sale of shares of our common stock in our 2026 U.S. IPO was $45.8 million. This is calculated based on the initial public offering price of $12.25 per Share and includes the gross proceeds received by us from the underwriters’ exercise of their over-allotment option to purchase additional shares.
We received net proceeds from the 2026 U.S. IPO of approximately $36.0 million (including shares sold upon the underwriters' partial exercise of their over-allotment option), after deducting underwriting discounts of $3.0 million and offering expenses of $6.9 million. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates.
We intend to use the proceeds to the Company from our 2026 U.S. IPO to fund working capital and for general corporate purposes, potentially including future acquisitions of new portfolio companies. We did not receive any proceeds from the sale of common stock by the selling shareholders.
Repurchases

None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT
3.1
Second Amended and Restated Certificate of Incorporation of Public Policy Holding Company, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, filed with the SEC on October 10, 2025, File No. 333-290834).

3.2
Amended and Restated Bylaws of Public Policy Holding Company, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2026, File No. 001-43077).

10.1†
Amended and Restated Public Policy Holding Company 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2026, File No. 001-43077).

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
101
The following financial information from PPHC, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) the Condensed Consolidated Statements of Shareholders' Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101).
† Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	Signature	Title	Date

	/s/ Roeland Smits	Chief Financial Officer	May 14, 2026
	Roeland Smits	(Principal Accounting Officer and Principal Financial Officer)