Form 10-K/A
period 2025-12-31
Public Policy Holding Company, Inc.
filed 2026-06-24
CIK 1903508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-K/A
(Amendment No.1)
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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
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
Yes ☐ No ☒
The aggregate market value of the common stock of the registrant held by non-affiliates as of January 29, 2026 was approximately $242,553,173.The registrant has elected to use January 29, 2026 as the calculation date because on June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter) there was no established US public market for the registrant’s common stock.

As of March 24, 2026, Public Policy Holding Company, Inc. had 28,928,777 shares of common stock outstanding.

EXPLANATORY NOTE

Public Policy Holding Company, Inc. (the "Company") is filing this Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to its Annual Report on Form 10-K for the year ended December 31, 2025, originally filed on March 31, 2026 (the "Original Filing") solely to (i) check the “Smaller Reporting Company” box on the cover page and (ii) correct the disclosed public float figure on the cover page.

No other changes have been made to the Original Filing. Except where otherwise indicated, this Amendment No. 1 to the Form 10-K speaks as of the filing date of the Original Filing, does not reflect events that may have occurred subsequent to the date of the Original Filing and, except as described above, does not modify or update in any way disclosures made in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing, and with our other filings with the SEC subsequent to the filing of the Original Filing.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment No. 1. The Company is not including certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) as no financial statements are being filed with this Amendment No. 1.

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

31.1*
Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*
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
* Submitted electronically herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	Signature	Title	Date

	/s/ George Stewart Hall	Chief Executive Officer	June 24, 2026
	Name: George Stewart Hall	(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George Stewart Hall	Chief Executive Officer	June 24, 2026
George Stewart Hall	(Principal Executive Officer)

/s/ Roeland Smits	Chief Financial Officer	June 24, 2026
Roeland Smits	(Principal Accounting Officer and Principal Financial Officer)

/s/ Keenan Austin Reed	Executive Director	June 24, 2026
Keenan Austin Reed

/s/ Zachary Williams	Executive Director	June 24, 2026
Zachary Williams

/s/ Simon Lee	Non-Executive Director (Chairperson)	June 24, 2026
Simon Lee

/s/ Charles D. Brown	Non-Executive Director	June 24, 2026
Charles D. Brown

/s/ Kathleen L. Casey	Non-Executive Director	June 24, 2026
Kathleen L. Casey

/s/ Benjamin Ginsberg	Non-Executive Director	June 24, 2026
Benjamin Ginsberg

/s/ Kimberly White	Non-Executive Director	June 24, 2026
Kimberly White