Form 10-Q
period 2026-09-30
Public Policy Holding Company, Inc.
filed 2026-11-10
CIK 1903508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
Yes ☐ No ☒
As of November 4, 2026, Public Policy Holding Company, Inc. had 30,575,318 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

	September 30, 2026	December 31, 2025
	(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$18,440	$20,436
Contract receivables, net	32,763	21,851
Notes receivable - related parties, current portion	351	750
Income taxes receivable	—	2,068
Prepaid post-combination compensation, current portion	11,038	3,585
Prepaid expenses and other current assets	6,311	9,598
Amounts due from related parties	—	266
Total current assets	68,903	58,554
Property and equipment at cost, less accumulated depreciation	1,281	598
Notes receivable - related parties, long term	900	900
Operating lease right of use asset	28,329	18,829
Goodwill	59,433	56,990
Other intangible assets, net of accumulated amortization	46,250	37,113
Deferred income tax asset	34,121	24,600
Prepaid post-combination compensation, long term	20,058	4,692
Other long-term assets	512	276
TOTAL ASSETS	$259,787	$202,552
LIABILITIES AND EQUITY:
Current liabilities:
Accounts payable and accrued expenses	$29,431	$30,819
Income taxes payable	2,653	—
Amounts owed to related parties	473	—
Deferred revenue	5,424	3,310
Operating lease liability, current portion	5,835	5,070
Contingent consideration, current portion	2,346	3,134
Other liability, current portion	3,408	1,441
Notes payable, current portion, net	9,342	9,082
Total current liabilities	58,912	52,856
Notes payable, long term, net	30,461	37,906
Contingent consideration, long term	16,162	9,864
Other liability, long term	10,587	10,553
Operating lease liability, long term	25,601	16,469
Total liabilities	$141,723	$127,648
Shareholders' equity:
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 30,396,239 and 25,174,492 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	28	24
Additional paid-in capital	306,272	237,075
Accumulated deficit	(188,975)	(163,381)
Accumulated other comprehensive income	739	1,186
Total shareholders’ equity	118,064	74,904
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$259,787	$202,552

The accompanying notes to the consolidated financial statements are an integral part of these statements

PUBLIC POLICY HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Amounts in thousands, except share and per share data)

	Three Months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Revenue	$55,207	$48,787	$157,473	$136,686
Operating expenses:
Salaries and other personnel costs	47,041	41,940	125,028	114,605
Office and other direct costs	2,244	1,918	6,010	5,204
Cost of services	49,285	43,858	131,038	119,809
Salaries, general and administrative	9,855	6,882	31,218	23,908
Mergers and acquisitions expense	925	130	1,979	406
Depreciation and amortization expense	1,790	1,551	4,761	4,319
Change in fair value of contingent consideration	1,650	2,270	8,845	4,946
Total operating expenses	63,505	54,691	177,841	153,388
Loss from operations	(8,298)	(5,904)	(20,368)	(16,702)
Gain on bargain purchase	9,798	—	10,696	—
Interest income	13	27	279	89
Interest expense	(698)	(981)	(2,225)	(2,481)
Other income (expense), net	(117)	(7)	178	(30)
Net income (loss) before income taxes	698	(6,866)	(11,440)	(19,124)
Income tax expense	(462)	(574)	(3,555)	(4,662)
Net income (loss)	236	(7,440)	(14,995)	(23,786)
Less unvested common stock dividends under the two - class method	(578)	(410)	(1,660)	(2,161)
Net loss attributable to common shareholders	$(342)	$(7,850)	$(16,655)	$(25,947)

Net loss per share attributable to common shareholders, basic and diluted	$(0.01)	$(0.45)	$(0.68)	$(1.51)
Weighted average basic and diluted shares outstanding	25,457,276	17,403,040	24,577,763	17,165,104

Net income (loss)	$236	$(7,440)	$(14,995)	$(23,786)
Foreign currency translation gain (loss)	(95)	(524)	(448)	1,717
Total comprehensive income (loss)	$141	$(7,965)	$(15,443)	$(22,069)

The accompanying notes to the consolidated financial statements are an integral part of these statements

PUBLIC POLICY HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)
(Amounts in thousands, except share and per share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	Shares	Amount
Balance as of December 31, 2025	25,174,492	$24	$237,075	$(163,381)	$1,186	$74,904
Long term incentive program charges	—	—	1,530	—	—	1,530
Issuance of unvested legally outstanding shares	16,579	—	—	—	—	—
2026 U.S. IPO Issuance, net of underwriting discounts and offering expenses	3,742,500	4	35,945	—	—	35,949
Post-combination compensation charge-shares	—	—	1,042	—	—	1,042
Forfeiture, Retained Pre-UK IPO shares	(4,794)	—	—	—	—	—
Share-Based Accounting Charge	—	—	7,282	—	—	7,282
Foreign currency translation loss	—	—	—	—	(323)	(323)
Net loss	—	—	—	(11,497)	—	(11,497)
Balance as of March 31, 2026	28,928,777	$28	$282,874	$(174,878)	$863	$108,887
Long term incentive program charges	—	—	2,018	—	—	2,018
Offering cost reclassification	—	—	(148)	—	—	(148)
Related to acquisitions
Issuance of common stock for settlement of other liability	—	—	1,211	—	—	1,211
Issuance of common stock for settlement of contingent consideration	—	—	1,727	—	—	1,727
Issuance of unvested legally outstanding shares	713,380	—	—	—	—	—
Vesting of restricted stock units	254,017	—	—	—	—	—
Forfeiture of unvested restricted stock awards	(885)	—	—	—	—	—
Post-combination compensation charge-shares	—	—	690	—	—	690
Dividends	—	—	—	(7,041)	—	(7,041)
Share-Based Accounting Charge	—	—	7,362	—	—	7,362
Foreign currency translation loss	—	—	—	—	(29)	(29)
Net loss	—	—	—	(3,735)	—	(3,735)
Balance as of June 30, 2026	29,895,289	$28	$295,734	$(185,654)	$834	$110,942
Long term incentive program charges	—	—	2,264	—	—	2,264
Issuance of vested shares	181,822	—	—	—	—	—
Issuance of unvested legally outstanding shares	349,437	—	—	—	—	—
Dividends declared	—	—	—	(3,557)	—	(3,557)
Vesting of restricted stock units	—	—	—	—	—	—
Forfeitures	(30,309)	—	—	—	—	—
Post-combination compensation charge-shares	—	—	1,033	—	—	1,033
Share-based accounting charge	—	—	7,241	—	—	7,241
Foreign currency translation loss	—	—	—	—	(95)	(95)
Net income	—	—	—	236	—	236
Balance as of September 30, 2026	30,396,239	$28	$306,272	$(188,975)	$739	118,064

The accompanying notes to the consolidated financial statements are an integral part of these statements

PUBLIC POLICY HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)
(Amounts in thousands, except share and per share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	Shares	Amount
Balance as of December 31, 2024	24,017,599	$23	$197,489	$(115,721)	$(536)	$81,255
Long term incentive program charges	—	—	1,179	—	—	1,179
Vesting of stock issued from acquisitions	—	—	1	(1)	—	—
Repayment of note receivable by related party	(63,356)	—	(532)	—	—	(532)
Post-combination compensation charge-shares	—	—	605	—	—	605
Share-Based Accounting Charge	—	—	7,444	—	—	7,444
Foreign currency translation gain	—	—	—	—	721	721
Net loss	—	—	—	(10,614)	—	(10,614)
Balance as of March 31, 2025	23,954,243	$23	$206,186	$(126,336)	$185	$80,058
Long term incentive program charges	—	—	1,148	—	—	1,148
Issuance of unvested legally outstanding shares	719,547	—	—	—	—	—
Forfeiture of unvested restricted stock	(2,630)	—	—	—	—	—
Dividends	—	—	—	(5,765)	—	(5,765)
Vesting of restricted stock awards	—	—	1	(1)	—	—
Vesting of restricted stock units	100,333	—	1	(1)	—	—
Issuance of common stock for acquisition	134,915	—	1,190	—	—	1,190
Post-combination compensation charge-shares	—	—	893	—	—	893
Issuance of common stock for settlement of other liability	—	—	342	—	—	342
Share-based accounting charge	—	—	7,394	—	—	7,394
Foreign currency translation gain	—	—	—	—	1,520	1,520
Net loss	—	—	—	(5,730)	—	(5,730)
Balance as of June 30, 2025	24,906,408	$23	$217,155	$(137,833)	$1,705	$81,050
Long term incentive program charges	—	—	1,626	—	—	1,626
Dividends	—	—	—	(1,347)	—	(1,347)
Vesting of restricted stock units	185,471	—	—	—	—	—
Issuance of common stock for acquisition	42,829	—	94	—	—	94
Post-combination compensation charge-shares	—	—	662	—	—	662
Share-based accounting charge	—	—	7,394	—	—	7,394
Foreign currency translation loss	—	—	—	—	(524)	(524)
Net loss	—	—	—	(7,440)	—	(7,440)
Balance as of September 30, 2025	25,134,708	$23	$226,931	$(146,620)	$1,181	$81,515

The accompanying notes to the consolidated financial statements are an integral part of these statements

PUBLIC POLICY HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in thousands)

	Nine months ended September 30,
	2026	2025
Cash Flows from Operating Activities:
Net loss	$(14,995)	$(23,786)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	153	146
Amortization expense - intangibles	5,030	4,486
Amortization of right of use assets	4,205	3,397
Amortization of prepaid post-combination compensation	4,959	6,474
Accretion of other liability	6,017	4,069
Amortization of debt discount	94	164
Provision for deferred income taxes	(5,757)	(1,609)
Share-based accounting charge	21,885	22,232
Stock-based compensation	4,791	4,623
Post-combination compensation charge-shares	2,765	2,160
Change in fair value of contingent consideration	8,845	4,950
Gain on bargain purchase	(10,696)	—
Expected credit losses	1,728	2,349
Decrease (increase) in:
Contract and unbilled receivables	(11,576)	(8,321)
Prepaid post-combination expense	(27,526)	(10,306)
Prepaid expenses and other assets	(2,756)	(1,097)
Transactions with members and related parties	806	461
Increase (decrease) in:
Accounts payable and accrued expenses	(2,902)	342
Income taxes payable and receivable	3,831	2,326
Deferred revenue	2,116	1,765
Contingent consideration	(1,447)	(3)
Operating lease liability	(3,245)	(3,797)
Other liabilities	(2,804)	(996)
Net Cash (Used in) Provided by Operating Activities	(16,479)	10,030
Cash Flows from Investing Activities:
Purchases of property and equipment	(720)	(222)
Proceeds issued for notes receivable - related parties	—	(500)
Proceeds received for notes receivable - related parties	400	—
Cash paid for acquisitions, net of cash acquired	(9,226)	(20,991)
Net Cash Used in Investing Activities	(9,546)	(21,713)
Cash Flows from Financing Activities:
Proceeds from initial public offering, net of underwriting fees of $3.0 million	42,866	—
Proceeds from notes payable	—	24,000
Payment of debt issuance costs	—	(115)
Payment of deferred equity offering costs	(4,151)	(1,472)
Principal payment of note payable	(7,280)	(6,455)
Payment of contingent considerations	(306)	(726)
Dividends paid	(7,041)	(7,112)
Net Cash Provided by Financing Activities	24,088	8,120
Effect of foreign exchange rate changes on cash and cash equivalents	(59)	172
Net Change in Cash and Cash Equivalents	(1,996)	(3,391)
Cash and Cash Equivalents as of Beginning of Period	20,436	14,536
Cash and Cash Equivalents at the End of Period	$18,440	$11,145

The accompanying notes to the consolidated financial statements are an integral part of these statements
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in thousands)

	Nine months ended September 30,
	2026	2025
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,131	$2,304
Cash paid for income taxes	$5,481	$8,060
Common stock received for repayment of note receivable with Alpine Group	$—	$532
Right of use assets obtained with lease liabilities	$11,270	$265
Right of use assets obtained with business combinations	$2,447	$1,806
Contingent consideration issued for acquisitions	$—	$2,871
Common stock issued for acquisitions	$—	$1,281
Stock issued for settlement of other liability	$1,211	$342
Accrued deferred equity offering costs	$—	$298
Consideration owed to Tancredi Sellers	$498	$—
Stock issued for settlement of contingent consideration	$1,727	$—
Dividends declared	$3,557	$—

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

PUBLIC POLICY HOLDING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except share and per share data)
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands annual disclosures in an entity’s income tax rate reconciliation table and requires annual disclosures regarding cash taxes paid both in the United States (federal, state and local) and foreign jurisdictions. The amendments in this ASU are effective for annual periods beginning after December 15, 2024, although early adoption is permitted. The Company has adopted ASU 2023-09 for the year ended December 31, 2025, and has applied the new disclosure requirements prospectively to the current annual period. See Note 14. Income Taxes, of our Annual Report on Form 10-K for the year ended December 31, 2025 for further details.
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
Types of Contract Arrangements: Most of the consulting service contracts are based on one of the following types of contract arrangements:
1) Fixed-fee arrangements (“Retainer Revenue” and “Subscription Services Revenue”): these require the client to pay a fixed fee in exchange for a predetermined set of professional services. Retainer contracts generally comprise a single stand-ready performance obligation for consulting services. The Company recognizes retainer revenue over time by measuring the progress toward complete satisfaction of the performance obligation. Subscription services generally comprise a single performance obligation recognized over time with a straight-line pattern.
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
The following table provides disaggregated revenue by revenue type:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Government Relations Consulting revenue	$31,898	$27,478	$90,625	$80,943
Corporate Communications & Public Affairs Consulting revenue	19,486	18,022	55,944	46,178
Compliance and Insights Services revenue	3,823	3,287	10,904	9,565
Total revenue	$55,207	$48,787	$157,473	$136,686

PUBLIC POLICY HOLDING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except share and per share data)
Revenue by geographic region:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
United States	$50,146	$46,338	$145,638	$130,340
International	5,061	2,449	11,835	6,346
Revenue by geographic market	$55,207	$48,787	$157,473	$136,686
NOTE 3. BASIC AND DILUTED EARNINGS (LOSS) PER SHARE
The Company presents both basic and diluted earnings per share on the face of the condensed consolidated statements of operations and other comprehensive income (loss). The Company computes net loss per share using the two-class method required for participating securities. The two-class method requires income available to common stockholders for the period to be allocated between common stock and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. The Company determined that it had participating securities in the form of Restricted Stock Awards, shares issued in business acquisitions subject to vesting conditions, and Retained Pre-UK IPO Shares. The holders of such shares have non-forfeitable dividend rights prior to their respective vesting date, or satisfaction of vesting condition. These participating securities do not contractually require the holders of such stocks to participate in the Company’s losses. As such, net losses for the periods presented was not allocated to the Company’s participating securities.
Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding shares during the period. Diluted earnings (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Although the Company reported net income for the quarter, the dividend declared in the quarter exceeded it, resulting in a net loss attributable to common shareholders. Each potential common share was therefore determined to be antidilutive. Due to their anti-dilutive effect, the calculation of diluted net loss per share for the three and nine months ended September 30, 2026 and the year ended December 31, 2025, does not include the common stock equivalent shares and nonvested shares.
The following table includes the number of shares outstanding and potentially dilutive stock options and Restricted Stock Units ("RSU's") as of September 30, 2026, and December 31, 2025, respectively:

	September 30, 2026	December 31, 2025

Common shares outstanding	25,460,218	20,821,959
Nonvested shares outstanding	4,936,021	4,352,533
Legally outstanding shares	30,396,239	25,174,492
Stock options and RSUs outstanding (1)	1,928,733	1,693,734
Total fully diluted shares	32,324,972	26,868,226
(1) The holders of Restricted Stock Units and Stock Options are not entitled to dividends or to vote
The RSU's were excluded from the computation of diluted net income per share of common stock as their effect would have been antidilutive, while the stock options were excluded as they are out of the money. Additionally, share-settled contingent consideration and share-settled post-combination compensation obligations have been excluded as they would be antidilutive. The number of shares excluded for share-settled contingent consideration and share-settled post-combination compensation obligations could not be determined as they are settled in a variable number of shares based on the future performance of acquired member companies. See Note 9. Fair Value Measurement, for more information on the liabilities recorded in connection with these obligations.
The following table includes the weighted average shares outstanding and potentially dilutive stock options and RSUs for the three and nine months ended September 30, 2026 and 2025, respectively:

PUBLIC POLICY HOLDING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Common shares, weighted average	25,457,276	17,403,040	24,577,763	17,165,104
Nonvested shares, weighted average	4,868,240	7,596,227	4,555,391	7,360,491
Legally outstanding shares, weighted average	30,325,516	24,999,267	29,133,154	24,525,595
Stock options and RSUs outstanding, weighted average	1,935,133	1,887,072	1,808,394	1,666,209
Total securities on a fully diluted basis, weighted average	32,260,649	26,886,339	30,941,548	26,191,804
The following table shows the computation of basic and diluted loss per share for the three and nine months ended September 30, 2026 and 2025, respectively:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Numerator
Net income (loss)	$236	$(7,440)	$(14,995)	$(23,786)
Less unvested common stock dividends under the two - class method	(578)	(410)	(1,660)	(2,161)
Net loss attributable to common shareholders	(342)	(7,850)	(16,655)	(25,947)

Denominator
Weighted average basic and diluted shares outstanding	25,457,276	17,403,040	24,577,763	17,165,104
Basic and diluted loss per share	$(0.01)	$(0.45)	$(0.68)	$(1.51)
NOTE 4. GOODWILL AND INTANGIBLE ASSETS
Goodwill
Goodwill is an indefinite lived asset with balances as follows:

As of December 31, 2024	$64,308
Impairment	(6,219)
Other adjustment	(2,527)
Foreign currency translation	1,428
As of December 31, 2025	$56,990
Additions	2,622
Foreign currency translation	(179)
As of September 30, 2026	$59,433
We monitor our reporting units for indicators of impairment throughout the year to determine if a change in facts or circumstances warrants a re-evaluation of our goodwill. No goodwill impairment charges were recognized for the three and nine months ended September 30, 2026. We incurred a non-cash impairment charge of $6.2 million in 2025 related to our Pagefield Communications Limited (“Pagefield”) Government Relations Consulting reporting unit and Pagefield Corporate Communications & Public Affairs reporting unit. There was no goodwill impairment for the three and nine months ended September 30, 2025.
Intangible assets
We did not recognize any impairment charges on indefinite-lived intangible assets during the three and nine months ended September 30, 2026. We incurred non-cash impairment charges of $0.3 million and $2.6 million respectively, within our Pagefield Government Relations Consulting and Pagefield Corporate Communications & Public Affairs Consulting

PUBLIC POLICY HOLDING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except share and per share data)
reporting units in 2025. The Company has not recorded any impairment charges related to long-lived assets for the three and nine months ended September 30, 2025.
The following presents the Company’s gross and net amounts of intangible assets, other than goodwill, as reported on the Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025:

	September 30, 2026
	Weighted Average Useful Life (in Years)	Gross Book Value	Accumulated Amortization	Net Book Value
Customer relationships	7.1	$49,784	$(24,233)	$25,551
Developed technology	7.0	3,938	(2,016)	1,922
Noncompete agreements	4.8	5,860	(1,936)	3,924
Total definite lived assets		59,582	(28,185)	31,397
Trade names		14,853	-	14,853
Total intangible assets		$74,435	$(28,185)	$46,250

	December 31, 2025
	Weighted Average Useful Life (in Years)	Gross Book Value	Accumulated Amortization	Net Book Value
Customer relationships	7.1	$40,760	$(20,283)	$20,477
Developed technology	7.0	3,938	(1,594)	2,344
Noncompete agreements	4.7	3,111	(1,309)	1,802
Total definite lived assets		47,809	(23,186)	24,623
Trade names		12,490	—	12,490
Total intangible assets		60,299	$(23,186)	$37,113
Amortization expense for customer relationships, noncompete agreement and developed technology assets was approximately $1.9 million, $5.0 million, $1.6 million, and $4.6 million for the three and nine months ended September 30, 2026 and 2025, respectively.
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
The following table presents lease costs and other quantitative information:

PUBLIC POLICY HOLDING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Operating lease cost (cost resulting from lease payments)	$1,913	$1,422	$5,160	$4,230
Variable lease cost (cost excluded from lease payments)	260	165	504	386
Sublease income	(115)	(103)	(333)	(279)
Net lease cost	$2,058	$1,484	$5,331	$4,337
Cash paid for amounts included in the measurement of lease liabilities	$1,600	$1,559	$4,367	$4,630
Weighted average lease term - operating leases	6.0 years	3.9 years	6.0 years	3.9 years
Weighted average discount rate - operating leases	6.3%	5.4%	6.3%	5.4%
As of September 30, 2026, the current and long term operating lease liabilities are $5.8 million and $25.6 million, respectively. Future payments of operating leases as of September 30, 2026 are listed in the table below:

Year	Amount
2026 (Excluding the nine months ended September 30, 2026)	$1,809
2027	6,997
2028	7,505
2029	5,854
2030	4,159
Thereafter	12,422
Total future minimum lease payments	38,746
Amount representing interest	(7,310)
Present value of net future minimum lease payments	$31,436
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

PUBLIC POLICY HOLDING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except share and per share data)
The Company's total debt consists of the following as of:

	Original Loan Amount	September 30, 2026	December 31, 2025
2023 Facility 2	$14,000	$2,042	$4,083
2024 Term Loan A	6,000	4,275	4,950
2024 Term Loan B	19,000	13,538	15,675
2025 Term Loan C	24,000	20,009	22,407
Total Bank Credit Facilities	63,000	39,864	47,115
Other debt	—	97	124
Less: unamortized debt issuance costs	748	158	251
Total debt, net of unamortized issuance costs	$62,252	39,803	46,988
Less: current portion		(9,342)	(9,082)
Total debt, long-term		$30,461	$37,906
As of September 30, 2026, the future principal maturities of the Bank Credit Facilities are as follows:

	2023 Facility 2	2024 Term Loan A	2024 Term Loan B	2025 Term Loan C	Total
2026 (excluding the nine months ended September 30, 2026)	$525	$225	$713	$900	$2,363
2027	1,517	900	2,850	3,600	8,867
2028	—	3,150	9,975	3,600	16,725
2029	—	—	—	11,909	11,909
Total	$2,042	$4,275	$13,538	$20,009	$39,864
Total approximate interest expense incurred was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Cash interest on Bank Credit Facilities	$677	$910	$2,126	$2,288
Cash interest on other debt	0	2	5	16
Debt discount amortization	21	69	94	177
Total interest expense	$698	$981	$2,225	$2,481
The Credit Agreement and Amended Credit Agreements for the Bank Credit Facilities contain certain non-financial and financial covenants with which the Company is required to comply. The Company must submit a compliance certificate to the bank on a quarterly basis. The financial covenants include a total leverage ratio and fixed coverage ratio. The Company was in compliance with all covenants as of September 30, 2026 and December 31, 2025.
NOTE 7. SEGMENT REPORTING
The Company has determined that its business is conducted across three reportable segments as of September 30, 2026, as follows: Government Relations Consulting, Corporate Communications & Public Affairs Consulting and Compliance and Insights Services.
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
The Chief Operating Decision Maker ("CODM"), who is the Company's Chief Executive Officer, utilizes segment revenues, significant expenses consisting of staff costs and non-staff costs by segment and Adjusted Pre-Bonus EBITDA by segment (as described in the MD&A) to evaluate the Company’s financial performance, allocate resources, and make key operating decisions. The CODM is not regularly provided asset information on a segment basis, as it is not used to allocate resources or assess performance for each segment. Therefore, total segment assets have not been disclosed. In addition, for the three and nine months ended September 30, 2026 and 2025, revenues in each of the three segments were primarily attributable to the United States operations, as there were no other countries from which the Company derived segment revenues that exceeded 10% of that segment's total.
The following tables present key segment information and a reconciliation to the consolidated net income (loss) after income taxes for each of the three and nine months ended September 30, 2026, and 2025.

	Three months ended September 30, 2026
	Government Relations Consulting	Corporate Communications & Public Affairs Consulting	Compliance and Insights Services	Total
Revenue	$31,898	$19,486	$3,823	$55,207
Costs and expenses:
Staff costs	13,659	11,530	1,678	26,867
Non-staff costs	2,844	2,993	374	6,211
Segment Adjusted Pre-Bonus EBITDA	15,395	4,962	1,771	22,129
Reconciliation to net income before income taxes:
Unallocated bonuses				(4,580)
Unallocated corporate level expenses				(5,565)
Depreciation				(56)
Share-based accounting charge				(7,241)
Post-combination compensation charges				(6,700)
Long term incentive program charges				(2,759)
Change in contingent consideration				(1,650)
Amortization of intangibles				(1,876)
Loss from operations				(8,298)
Gain on bargain purchase				9,798
Interest, net				(685)
Other expense				(117)
Net income before income taxes				698
Income tax expense				462
Net income after income taxes				$236

PUBLIC POLICY HOLDING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except share and per share data)

	Three months ended September 30, 2025
	Government Relations Consulting	Corporate Communications & Public Affairs Consulting	Compliance and Insights Services	Total
Revenue	$27,478	$18,022	$3,287	$48,787
Costs and expenses:
Staff costs	12,573	10,417	1,261	24,251
Non-staff costs	3,372	2,128	240	5,740
Segment Adjusted Pre-Bonus EBITDA	11,533	5,477	1,786	18,796
Reconciliation to net loss before income taxes:
Unallocated bonuses				(4,293)
Unallocated corporate level expenses				(3,116)
Depreciation				(53)
Share-based accounting charge				(7,394)
Post-combination compensation charges				(3,963)
Long term incentive program charges				(1,972)
Change in contingent consideration				(2,270)
Amortization of intangibles				(1,639)
Loss from operations				(5,904)
Interest, net				(955)
Other income, net				(7)
Net loss before income taxes				(6,866)
Income tax expense				574
Net loss after income taxes				$(7,440)

PUBLIC POLICY HOLDING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except share and per share data)

	Nine months ended September 30, 2026
	Government Relations Consulting	Corporate Communications & Public Affairs Consulting	Compliance and Insights Services	Total
Revenue	$90,625	$55,944	$10,904	$157,473
Costs and expenses:
Staff costs by segment	39,705	33,396	4,682	77,783
Non-staff costs by segment	8,116	8,529	892	17,537
Segment Adjusted Pre-Bonus EBITDA	$42,804	$14,019	$5,330	62,153
Reconciliation to net loss before income taxes:
Unallocated bonuses				(12,508)
Unallocated corporate level expenses				(15,572)
Depreciation				(153)
Share-based accounting charge				(21,885)
Post-combination compensation charges				(13,737)
Long term incentive program charges				(4,791)
Change in contingent consideration				(8,845)
Amortization of intangibles				(5,030)
Loss from operations				(20,368)
Gain on bargain purchase				10,696
Interest, net				(1,946)
Other income (expense), net				178
Net loss before income taxes				(11,440)
Income tax expense				3,555
Net loss after income taxes				$(14,995)

PUBLIC POLICY HOLDING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except share and per share data)

	Nine months ended September 30, 2025
	Government Relations Consulting	Corporate Communications & Public Affairs Consulting	Compliance and Insights Services	Total
Revenue	$80,943	$46,178	$9,565	$136,686
Costs and expenses:
Staff costs by segment	37,471	27,145	3,847	68,463
Non-staff costs by segment	7,697	6,314	527	14,538
Segment Adjusted Pre-Bonus EBITDA	$35,775	$12,719	$5,191	53,685
Reconciliation to net loss before income taxes:
Unallocated bonuses				(11,176)
Unallocated corporate level expenses				(9,930)
Depreciation				(146)
Share-based accounting charge				(22,232)
Post-combination compensation charges				(12,739)
Long term incentive program charges				(4,623)
Change in contingent consideration				(4,946)
Amortization of intangibles				(4,595)
Loss from operations				(16,702)
Interest, net				(2,392)
Other income, net				(30)
Net loss before income taxes				(19,124)
Income tax expense				4,662
Net loss after income taxes				$(23,786)
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
The measurement of a deferred tax asset is reduced, if necessary, by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. As of September 30, 2026, and September 30, 2025, no material valuation allowance has been recorded against the Company’s deferred tax assets.
The Company applies a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For a tax benefit to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company has not identified any uncertain income tax positions that could have a material impact on the condensed consolidated financial statements. The Company recognizes interest and penalties accrued on any unrecognized tax exposures as a component of income tax expense; the Company did not have any such amounts accrued as of September 30, 2026, and December 31, 2025. Tax years from 2022 to 2025 remain subject to examination.
For interim periods, the Company recognizes an income tax expense or benefit based on an estimated annual effective tax rate ("EAETR"), calculated on a worldwide consolidated basis, expected for the full fiscal year. The EAETR is based on the statutory tax rates then in effect, as adjusted for changes in estimated permanent differences and excludes certain discrete items whose tax effect, when material, are recognized in the interim period in which they occur. These changes in permanent differences and discrete items result in variances to the effective tax rate from period to period. The Company’s EAETR changes throughout the year as on-going estimates of pre-tax income, and changes in permanent differences are revised.

PUBLIC POLICY HOLDING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except share and per share data)
For the three and nine months ended September 30, 2026, the Company recognized an income tax expense of approximately $0.5 million and $3.6 million on a net income (loss) before income taxes of $0.7 million and $(11.4) million, respectively. Income tax expense for the nine month period included a discrete tax benefit of approximately $1.9 million related to a one‑time transaction that resulted in the recognition of a deferred tax asset and an excess tax benefit. This discrete benefit was recognized in the period incurred and was excluded from the Company’s estimated annual effective tax rate. The Company’s effective tax rate after discrete items for the three months ended September 30, 2026, was 66.2%, The Company’s effective tax rate after discrete items for the nine months ended September 30, 2026, was (31.1)%, which was significantly impacted by the discrete item described above.
For the three and nine months ended September 30, 2025, the Company recognized an income tax expense of $0.6 million and $4.7 million on a net loss before income taxes of $6.9 million and $19.1 million, respectively. The effective tax rate for the three and nine months ended September 30, 2025 was (8.4)% and (24.4)%, respectively.
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
NOTE 9. FAIR VALUE MEASUREMENT
The following table presents a summary of the Company’s liabilities that are measured at fair value on a recurring basis by their respective fair value hierarchy level as of September 30, 2026:

	Level 1	Level 2	Level 3
Other liabilities	$—	$—	$14,032
Contingent consideration	—	—	18,507
Total liabilities	$—	$—	$32,539
The following table presents a summary of the Company’s liabilities that are measured at fair value on a recurring basis by their respective fair value hierarchy level as of December 31, 2025:

	Level 1	Level 2	Level 3
Other liabilities	$—	$—	$12,030
Contingent consideration	—	—	12,998
Total liabilities	$—	$—	$25,028
The carrying values of cash, contract receivables, and accounts payable and accrued expenses on September 30, 2026 and December 31, 2025 approximated their fair value due to the short maturity of these instruments.
Financial Instruments that are Measured at Fair Value on a Recurring Basis
Contingent Consideration
The fair value of contingent consideration from the Company's acquisitions were measured using Level 3 inputs.

PUBLIC POLICY HOLDING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except share and per share data)
The following table summarizes the change in fair value, as determined by Level 3 inputs, for the contingent consideration using the unobservable Level 3 inputs for the nine months ended September 30, 2026 as follows:

Balance as of December 31, 2025	$12,998
Fair value at issuance	159
Cash and stock payout of contingent consideration	(3,480)
Change in fair value	8,845
Effect of currency translation adjustment	(16)
Balance as of September 30, 2026	$18,507
The following table summarizes the change in fair value, as determined by Level 3 inputs, for the contingent consideration using the unobservable Level 3 inputs for the nine months ended September 30, 2025 as follows:

Balance as of December 31, 2024	$10,896
Other adjustment	(1,023)
Change in fair value	8,122
Effect of currency translation adjustment	54
Balance as of September 30, 2025	$18,049
The estimated fair value of contingent consideration is calculated using Monte Carlo simulations with inputs such as expected volatility of future operating results, discount rates applicable to future results, and expected growth rates.
Other Liabilities
The fair value of other liabilities, consisting of post-combination compensation obligations of the Company, relates to various acquisitions. The estimated fair value of other liabilities is calculated by Monte Carlo simulations, which utilize estimates including expected volatility of future operating results, discount rates applicable to future results, and expected growth rates.
The following table summarizes the change in fair value, as determined by Level 3 inputs, for the other liabilities using the Level 3 inputs for the nine months ended September 30, 2026 as follows:

Balance as of December 31, 2025	$12,030
Accretion of liability	6,017
Change in other liabilities	(2,804)
Stock issued for settlement of other liability	(1,211)
Balance as of September 30, 2026	$14,032
The following table summarizes the change in fair value, as determined by Level 3 inputs, for the other liabilities using the Level 3 inputs for the nine months ended September 30, 2025 as follows:

Balance as of December 31, 2024	$4,880
Accretion of other liability	4,069
Change in other liabilities	(996)
Stock issued for settlement of other liability	(342)
Effect of currency translation adjustment	(3)
Other adjustment	36
Balance as of September 30, 2025	$7,645

PUBLIC POLICY HOLDING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except share and per share data)
The Monte Carlo assumptions and inputs (which are Level 3 inputs) are as follows:

September 30, 2026
Significant Input	Weighted Average Input(1)	Input Range
Discount rate for credit risk and time value	5.6%	5.0% to 5.8%
Discount rate for future profit after tax	16.8%	12.6% to 22.1%
Expected volatility of future annual profit after tax	32.3%	31.0% to 36.0%
Discount Rate Applicable to Future Annual EBITDA	15.8%	12.4% to 16.8%
Expected Volatility of Future Annual EBITDA	32.4%	31.0% to 34.0%
Expected Volatility of Future Annual Revenue	10.7%	10.6% to 11.1%
Discount Rate Applicable to Future Annual Revenue	11.5%	9.0% to 12.0%
Forecasted growth rate	10.3%	(20.1)% to 42.8%

September 30, 2025
Significant Input	Weighted Average Input(1)	Input Range
Discount rate for credit risk and time value	4.5%	4.3% to 4.9%
Discount rate for future profit after tax	15.0%	11.0% to 20.4%
Expected volatility of future annual profit after tax	32.5%	30.0% to 37.0%
Forecasted growth rate	13.6%	(23.5)% to 62.5%
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
NOTE 10. CONTRACT BALANCES AND ALLOWANCE FOR EXPECTED CREDIT LOSSES
The following table provides information about accounts and unbilled receivables, contract receivables and contract liabilities from contracts with customers as of:

	September 30, 2026	December 31, 2025
Contract receivable	$34,634	$23,831
Unbilled receivables	693	512
Allowance for expected credit losses	(2,564)	(2,492)
Total contract receivables, net	32,763	21,851
Contract Liabilities / (Deferred revenue)	$(5,424)	$(3,310)
Contract liabilities represent advance consideration received from customers under the terms of the Company's contracts, primarily related to retainer fees and reimbursements of third-party expenses. These amounts are generally recognized as revenue shortly after billing, as the related services are performed or expenses are incurred. Deferred revenue totaled $5.4 million as of September 30, 2026, and $3.3 million as of December 31, 2025. The Company expects that these amounts will be recognized as revenue within one year of the respective balance sheet dates.

PUBLIC POLICY HOLDING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except share and per share data)
The following table summarizes information about the activity in the allowance for expected credit losses as follows:

Balance as of December 31, 2024	$1,102
Provision for expected credit losses	2,353
(Write-off)/Recoveries	(963)
Balance as of December 31, 2025	$2,492
Provision for expected credit losses	1,728
(Write-off)/Recoveries	(1,655)
Balance as of September 30, 2026	$2,564
As of September 30, 2026 and December 31, 2025 the balance of the allowance for credit losses approximated $2.6 million and $2.5 million, respectively.
NOTE 11. ACQUISITIONS
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
Purchase consideration
The Company determined that certain consideration provided to TrailRunner does not qualify as purchase consideration in accordance with the guidance of ASC 805. The Company determined that the purchase consideration consists of the amount of cash and share payments owed to TrailRunner that are not subject to a vesting or claw back provision that is directly linked to continued employment. The total purchase consideration consisted of the following amounts:

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
The allocation of the purchase consideration resulted in the following amounts being allocated to the assets acquired and liabilities assumed as of the purchase date of April 1, 2025, based on their respective estimated fair values is summarized below:

Cash acquired	$85
Contract receivable	758
Other current assets	172
Property and equipment	27
Right of use asset	1,806
Customer relationships	7,796
Tradename	2,760
Noncompete agreements	786
Deferred tax asset	9,118
Accounts payable and accrued expenses	(372)
Operating lease liability	(1,806)
Net assets acquired	21,130
Less purchase price	(19,797)
Gain on bargain purchase	$1,333
The fair value of the identified definite-lived intangible assets was as follows:

Definite-lived	Weighted average useful life
intangible assets	(in years)	Amount
Customer relationship	7.0	$7,796
Noncompete agreements	5.0	$786
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
Pine Cove
On July 11, 2025, the Company entered into an Asset Purchase Agreement (“APA”) with Pine Cove Capital, LLC, “Pine Cove Seller” or "Pine Cove") a strategic advisory and government relations business serving clients in technology, energy, digital health, and financial services. The transaction was structured as an asset purchase, with Purchaser acquiring substantially all operating assets of Pine Cove, including tangible assets, intellectual property, client contracts, and goodwill, while assuming certain specified liabilities. At the closing of the transaction, the Company agreed to pay the Pine Cove Seller cash in the amount of approximately $2.6 million and issue 42,829 shares of the Company’s common stock to the Pine Cove Seller at an aggregate fair value of approximately $0.5 million.

PUBLIC POLICY HOLDING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except share and per share data)
In addition, there are additional contingent payments that the Pine Cove Seller can earn in the future depending on certain operating results that are achieved. The total additional amount of consideration that the Company could be required to pay to the Pine Cove Seller is $10.0 million. The transaction closed effective August 1, 2025.
Reasons for the acquisition
The Company acquired Pine Cove to continue the Company's expansion into certain key U.S. state capitals, complementing the Company’s federal capabilities with best-in-class local market expertise. Texas, as one of the largest state economies and most consequential for public policy activities, has long been a stated priority for local government relations expansion.
Accounting for the acquisition
The acquisition of Pine Cove was accounted for as a business combination and reflects the application of acquisition accounting in accordance with ASC 805, Business Combinations ("ASC 805"). The acquired assets, including identifiable intangible assets and liabilities assumed, have been recorded at their estimated fair values.
Purchase consideration
The Company determined that certain consideration provided to Pine Cove does not qualify as purchase consideration in accordance with the guidance of ASC 805. The Company determined that the purchase consideration consists of the amount of cash and share payments owed to Pine Cove that are not subject to a vesting or claw back provision that is directly linked to continued employment. The total purchase consideration consisted of the following amounts:

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
The allocation of the purchase consideration resulted in the following amounts being allocated to the assets acquired and liabilities assumed as of the purchase date of August 1, 2025, based on their respective estimated fair values is summarized below:

Customer relationships	$1,621
Tradename	268
Noncompete agreements	402
Deferred tax asset	1,063
Net assets acquired	3,354
Less purchase price	(2,645)
Gain on bargain purchase	$710
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
In addition, there are additional contingent payments that the WPI Sellers can earn in the future depending on certain operating results that are achieved. The total additional amount of consideration that the Company could be required to pay to the WPI Sellers is £6.0 million. No contingent consideration was recorded in connection with the acquisition, as all future payments are linked to future employment. Although the Company remitted the funds to the WPI Sellers on March 31 2026, the effective date of the transaction was April 1, 2026.
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

PUBLIC POLICY HOLDING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except share and per share data)
The Company determined that certain consideration provided to the WPI Sellers does not qualify as purchase consideration in accordance with the guidance of ASC 805. The Company determined that the purchase consideration consists of the amount of cash and share payments owed to WPI Sellers that are not subject to a vesting or claw back provision that is directly linked to the continued employment of the WPI Sellers. The total purchase consideration consisted of the following:

Cash paid	$1,992
Purchase price allocation
The allocation of the purchase consideration resulted in the following amounts being allocated to the assets acquired and liabilities assumed as of the purchase date April 1, 2026, based on their respective estimated fair values is summarized below:

Cash acquired	$1,380
Contract receivable	718
Other current assets	31
Property and equipment	11
Customer relationships	350
Tradename	57
Noncompete agreements	322
Deferred tax liability	(185)
Accounts payable and accrued expenses	(1,223)
Net assets acquired	1,463
Less purchase price	1,992
Goodwill(1)	$529
The purchase price allocation was finalized as of September 30, 2026.
The fair value of the identified definite-lived intangible assets was as follows:

Definite-lived	Weighted average useful life
intangible assets	(in years)	Amount
Customer relationship	7.0	$350
Noncompete agreements	5.0	$322
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
Tancredi Intelligent Communication Ltd
On July 1, 2026, the Company entered into a binding agreement to acquire all of the outstanding shares of Tancredi Intelligent Communication Ltd ("Tancredi") from the owners of Tancredi ("Tancredi Sellers"), a strategic communications and advisory firm headquartered in London. The acquisition was completed for a combination of cash and shares. At the closing of the transaction, the Company paid the Tancredi Sellers cash in the amount of £7.8 million, which was approximately $10.4 million, and issued 111,948 shares of the Company's common stock to the Tancredi Sellers at an aggregate fair value of approximately $0.9 million. The purchase included Tancredi's cash balance of approximately £1.7 million, which was approximately $2.3 million, at closing.

PUBLIC POLICY HOLDING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except share and per share data)
In addition, there are additional contingent payments that the Tancredi Sellers can earn in the future depending on certain operating results that are achieved. The total additional amount of consideration that the Company could be required to pay to the Tancredi Sellers is £17.0 million.
Reasons for the acquisition
The acquisition of Tancredi expands the Company's capabilities across the large and growing strategic communications market, through a firm whose disciplines map directly onto the Company's corporate and financial communications platform that was acquired in 2025.
Accounting for the acquisition
The acquisition of Tancredi was accounted for as a business combination and reflects the application of acquisition accounting in accordance with ASC 805, Business Combinations ("ASC 805"). The acquired assets, including identifiable intangible assets and liabilities assumed, have been recorded at their estimated fair values.
Purchase consideration
The Company determined that certain consideration provided to Tancredi does not qualify as purchase consideration in accordance with the guidance of ASC 805. The Company determined that the purchase consideration consists of the amount of cash and share payments owed to Tancredi that are not subject to a vesting or claw back provision that is directly linked to continued employment. The Company recorded $0.2 million of contingent consideration in connection with the acquisition. As of September 30, 2026, £0.4 million is still due to the Tancredi Sellers, of which £0.2 million is classified as purchase price consideration under ASC 805. The total purchase consideration consisted of the following amounts:

Cash paid	$6,873
Cash payable	325
Contingent consideration	159
Total	$7,357
Preliminary Purchase price allocation
The purchase price allocation is preliminary and subject to change during its measurement period. The Company has not yet completed its evaluation and determination of the acquired net working capital balance. The adjustments will be recorded as soon as practical and within the measurement period. Although not expected to be significant, the adjustments may result in a change in the acquired goodwill.
The allocation of the purchase consideration resulted in the following amounts being allocated to the assets acquired and liabilities assumed as of the purchase date July 1, 2026, based on their respective estimated fair values is summarized below:

PUBLIC POLICY HOLDING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except share and per share data)

Cash acquired	$2,283
Contract receivables	920
Prepaid expenses and other current assets	317
Notes receivable - related parties	67
Property and equipment	104
Operating lease right of use asset	306
Trade Names	702
Non Compete Agreement	690
Customer Relations	2,304
Other long-term assets	65
Accounts payable and accrued expenses	(644)
Income taxes payable	(629)
Deferred income tax liability	(933)
Operating lease liability	(288)
Net assets acquired	5,264
Less estimated purchase price	7,357
Goodwill(1)	$2,093
_________________
(1)Based on the exchange rate in effect at the acquisition date

The fair value of the identified definite-lived intangible assets was as follows:

Definite-lived	Weighted average useful life
intangible assets	(in years)	Amount
Customer relationship	7.0	$2,304
Noncompete agreements	5.0	$690
The fair value of noncompete agreements was determined on an “as is” basis with present employees intact and a hypothetical firm value, assuming that the Company was unable to obtain assurances that key employees would remain active and, further, would not seek to compete with Tancredi for a period of time. The fair value of the trade names was determined using the relief from royalty method. The fair value of customer relationships was determined using the multi-period excess earnings method.
The Advocacy Partners
On July 31, 2026, the company entered into a binding agreement to acquire the business and assets of The Advocacy Group at Cardenas Partners, LLC (the “TAP Seller”), which operates as The Advocacy Partners (“TAP”), one of Florida’s pre-eminent government relations firms. The acquisition was completed on August 1, 2026, for a combination of cash and shares. At the closing of the transaction, the Company paid the TAP Seller cash in the amount of $18.4 million and issued 237,489 shares of the Company's common stock to the TAP Seller at an aggregate fair value of approximately $2.6 million.
In addition, there are additional contingent payments that the TAP Seller can earn in the future depending on certain operating results that are achieved. The total additional amount of consideration that the Company could be required to pay to the TAP Seller is $54.6 million.
Reasons for the acquisition

PUBLIC POLICY HOLDING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except share and per share data)
The acquisition of TAP is immediately earnings accretive and significantly builds on the Company's coast-to-coast, market-leading state lobbying network purpose-built for a policy and communications environment in which critical decisions are increasingly moving from Washington to the state level.
Accounting for the acquisition
The acquisition of TAP was accounted for as a business combination and reflects the application of acquisition accounting in accordance with ASC 805, Business Combinations ("ASC 805"). The acquired assets, including identifiable intangible assets and liabilities assumed, have been recorded at their estimated fair values.
Purchase consideration
The Company determined that certain consideration provided to TAP does not qualify as purchase consideration in accordance with the guidance of ASC 805. The Company determined that the purchase consideration consists of the amount of cash and share payments owed to TAP that are not subject to a vesting or claw back provision that is directly linked to the continued employment of certain individuals, as a result, the Company recorded no contingent consideration in connection with the acquisition. The total purchase consideration consisted of the following:

Cash paid	$3,957
Preliminary Purchase price allocation
The purchase price allocation is preliminary and subject to change during its measurement period. The Company has not yet completed its evaluation and determination of the fair value of the acquired deferred tax asset and fair value of intangibles acquired. The adjustments will be recorded as soon as practical and within the measurement period.
The Company recognized a bargain purchase gain of $9.8 million in connection with the acquisition of TAP, representing the excess of the fair value of identifiable net assets acquired over the aggregate amount transferred. In accordance with ASC 805 - business combinations, the Company reassessed the identification and measurement of the assets acquired and liabilities assumed prior to recognizing the gain. The primary factors that contributed to the gain on bargain purchase recognized from the TAP acquisition include the requirement for the key employees of TAP to remain employees of the Company for a significant period of time, the related cash and shares that are subject to claw back, and an acquisition-date deferred tax asset.
The preliminary allocation of the purchase consideration resulted in the following amounts being allocated to the assets acquired and liabilities assumed as of the purchase date August 1, 2026, based on their respective estimated fair values is summarized below:

Customer relationships	6,158
Trade name	1,623
Noncompete agreements	1,638
Operating lease right-of-use asset	2,141
Operating lease liability	(2,141)
Deferred income tax asset	4,335
Net assets acquired	13,754
Less estimated purchase price	3,957
Gain on bargain purchase	9,798
The preliminary fair value of the identified definite-lived intangible assets was as follows:

PUBLIC POLICY HOLDING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except share and per share data)

Definite-lived	Weighted average useful life
intangible assets	(in years)	Amount
Customer relationship	7.0	$6,158
Noncompete agreements	5.0	$1,638
The fair value of noncompete agreements was determined on an “as is” basis with present employees intact and a hypothetical firm value, assuming that the Company was unable to obtain assurances that key employees would remain active and, further, would not seek to compete with the acquired company for a period of time. The fair value of the trade names was determined using the relief from royalty method. The fair value of customer relationships was determined using the multi-period excess earnings method.
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
As of September 30, 2026, the total amount of shares authorized by the Board of Directors under the Omnibus Plan was 5,719,005, with a total of 1,629,156 shares available for issuance. During the nine months ended September 30, 2026 and 2025, the Company granted 43,987 and 62,588 Options to employees, respectively. During the same periods, the Company granted 669,879 and 498,532 Restricted Stock Units ("RSUs"), respectively, as well as 302,080 and 195,588 Restricted Stock Awards ("RSAs"). The stock options have a contractual term of ten years and vest three years after their issuance. The RSUs vest over a three-year period with one-third vesting each year after the grant date. The amortization of the fair value of share-based awards is recorded as an expense in long-term incentive program charges in the statement of operations.
The total long-term incentive program expense, net of forfeitures, is detailed in the following table:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Options	$32	$45	$85	$239
RSUs	1,326	639	3,503	1,703
RSAs	907	942	2,223	2,011
SARs	495	346	(1,020)	670
Total	$2,759	$1,972	$4,791	$4,623
The table below represents the total expense relating to the long-term incentive program recognized in the consolidated statements of operations and comprehensive income (loss) as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Cost of services	$1,709	$1,638	$2,740	$3,831
General and administrative expense	1,050	334	2,051	792
Total	$2,759	$1,972	$4,791	$4,623
As of September 30, 2026, total unrecognized compensation expense and the applicable weighted average period for that expense to be recognized is as follows:

PUBLIC POLICY HOLDING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except share and per share data)

	Unrecognized compensation	Weighted average period
Options	$220	0.3 years
RSUs	8,551	4.3 years
RSAs	2,876	0.8 years
Total	$11,647
Options
The following summarizes the stock option activity for the nine months ended September 30, 2026 and 2025:

	Number of Shares	Weighted Average Exercise Price- (USD)(1)	Weighted Average Exercise Price-(GBP)	Weighted Average Contractual Term (in years)
Outstanding as of December 31, 2025	702,002	$11.33	£8.42	6.9
Granted	43,987	10.41	7.85	9.7
Exercised	—	—	—	—
Cancelled/Forfeited	(17,803)	11.42	8.61	—
Outstanding as of September 30, 2026	728,186	10.87	8.19	6.2
Exercisable as of September 30, 2026	591,216	10.79	8.13	5.1
Vested and expected to vest as of September 30, 2026	728,186	$10.87	£8.19	6.2

	Number of Shares	Weighted Average Exercise Price- (USD)(1)	Weighted Average Exercise Price-(GBP)	Weighted Average Contractual Term (in years)
Outstanding as of December 31, 2024	676,709	$10.75	£8.60	7.8
Granted	62,588	11.25	8.35	10.0
Exercised	—	—	—	—
Cancelled/Forfeited	(27,899)	10.15	7.55	—
Outstanding as of September 30, 2025	711,398	11.60	8.65	7.3
Exercisable as of September 30, 2025	433,392	11.65	8.65	6.5
Vested and expected to vest as of September 30, 2025	711,398	$11.60	£8.65	7.3
(1)The applicable exercise prices have been adjusted based on the applicable exchange rate of GBP to USD at the end of each period presented.
The weighted average intrinsic value of stock options was $0.01 per share as of September 30, 2026.

PUBLIC POLICY HOLDING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except share and per share data)
Restricted Stock Units ("RSUs")
Activity in the Company's non-vested RSUs was as follows for the nine months ended September 30, 2026 and 2025, respectively:

	Number of RSUs	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2025	991,732	$7.70
Granted	669,879	9.78
Vested	(435,839)	7.76
Cancelled/Forfeited	(25,225)	8.86
Nonvested as of September 30, 2026	1,200,547	$8.85

Nonvested as of December 31, 2024	869,330	7.00
Granted	498,532	8.75
Vested	(285,804)	7.60
Cancelled/Forfeited	(42,253)	5.45
Nonvested as of September 30, 2025	1,039,805	$7.70
Restricted Stock Awards ("RSAs")
Activity in the Company's non-vested RSAs was as follows:

	Number of RSAs	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2025	408,284	$7.91
Granted	302,080	10.45
Vested	(195,033)	9.45
Cancelled/Forfeited	(2,116)	10.41
Nonvested as of September 30, 2026	513,215	$8.78

Nonvested as of December 31, 2024	479,491	6.15
Granted	195,588	9.45
Vested	(134,177)	7.15
Cancelled/Forfeited	(61,005)	5.65
Nonvested as of September 30, 2025	479,897	$5.45
Stock Appreciation Rights ("SARs")
SARs are not issued shares or committed shares to be issued and therefore do not count against the total number of shares that can be issued under the Omnibus Plan. Upon exercise of a SAR, the Company shall pay the grantee in cash an amount equal to the excess of the fair market value of a share of stock on the effective date of exercise in excess of the exercise price of the SAR. This cash settlement feature requires the SARs to be classified as a liability and remeasured at each reporting period. The SARs vest over a three-year period with one-third vesting each year after the grant date. The fair value of each SAR granted is estimated using a Black-Scholes option-pricing model and the fair value is adjusted at each reporting period. As of September 30, 2026 and December 31, 2025, the total liability recorded was $0.8 million and $2.0 million, respectively.

PUBLIC POLICY HOLDING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except share and per share data)
The fair value of the SARs was calculated as follows as of:

	September 30, 2026	December 31, 2025
Estimated dividend yield	3.0%	4.0%
Expected stock price volatility	45.0%	42.0%
Risk-free interest rate	4.7% to 5.0%	3.5% to 3.6%
Expected life of instrument (in years)	1.1 to 2.5 years	1.9 to 3.3 years
Weighted average fair value per share	$3.45	$6.60
Activity in the Company's SARs was as follows for the nine months ended September 30, 2026 and the year ended December 31, 2025:

	Number of Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2024	341,000	$8.05
Granted	—	—
Exercised	—	—
Cancelled/Forfeited	(30,000)	8.98
Outstanding as of December 31, 2025	311,000	$8.97
Granted	—	—
Exercised	(30,000)	8.85
Cancelled/Forfeited	(10,000)	8.85
Outstanding as of September 30, 2026	271,000	8.84
Exercisable as of September 30, 2026	269,333	8.85
Vested and expected to vest as of September 30, 2026	271,000	$8.84
The amount of the future expense for all SARs issued will depend upon the value of the Company's common stock and other factors at each future reporting date.
NOTE 13. SUBSEQUENT EVENTS
On November 1, 2026, the Company acquired Reevemark LLC ("Reevemark"), a New York-based strategic communications firm specializing in high-stakes situations ranging from litigation, crises, brand and reputational issues to restructurings, shareholder activism and transactions. The acquisition was paid for through a combination of cash and shares.
On November 2, 2026, the Company announced it had entered into a new $105 million senior secured credit facility (the “New Facility”). The New Facility comprises a $65 million term loan and a $40 million revolving credit facility. In a second step, the Company expects the New Facility to be syndicated to a broader bank group and increased to an aggregate $150 million. The New Facility will be supplemented by a $50 million accordion. Syndication is being undertaken on a best-efforts basis and is currently anticipated to close in January 2027.

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
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) summarizes the significant factors affecting the operating results, financial condition and liquidity, and cash flows of the Company as of and for the three and nine months ended September 30, 2026, and 2025.
The unaudited consolidated financial statements and related notes to the unaudited consolidated financial statements, including our critical accounting estimates, and the related Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report, should be read in conjunction with our 2025 Form 10-K.
Executive Highlights
The table below presents the revenue, its growth, and other financial performance measures over the period 2018- September 30, 2026. Results for the period 2018-2025 provide supplemental financial information prior to our initial registration with the SEC:

	2018	2019	2020	2021	2022	2023	2024	2025	9M 2026	CAGR 2018-2025
Revenue	$33.8	$55.5	$77.4	$99.3	$108.8	$135.0	$149.6	$186.5	$157.5	27.6%
Revenue growth (year over year)	28.0%	64.2%	39.5%	28.3%	9.6%	24.1%	10.8%	24.7%	15.2%
Organic Revenue Growth	25.3%	32.5%	8.3%	24.4%	6.7%	2.0%	2.7%	6.2%	4.7%
Net loss					$(15.0)	$(14.2)	$(24.0)	$(39.0)	$(15.0)
Adjusted EBITDA(1)					$31.5	$35.4	$38.6	$45.4	$36.2
Net loss margin					(13.8)%	(10.6)%	(16.0)%	(20.9)%	(9.5)%
Adjusted EBITDA margin					29.0%	26.2%	25.8%	24.3%	23.0%
Top 10 clients as % of total revenue	25.9%	17.9%	12.3%	14.7%	11.0%	10.8%	8.7%	9.2%	7.7%
(1)We have presented Adjusted EBITDA from 2022 onwards only as, prior to 2022, we were formed as a partnership with profits being distributed to the partners.
The table below sets out the non-GAAP financial measures used by our management together, in each case, with the nearest comparable measure under GAAP.

	As reported for the three months ended September 30,
	2026	2025	$ Change		% Change
Revenue	$55.2	$48.8	$6.4		13.2%
Net income (loss)	$0.2	$(7.4)	$7.7		103.2%
Net income (loss) margin	0.4%	(15.3%)	15.7	pts
Adjusted EBITDA	$12.8	$11.5	$1.3		11.1%
Adjusted EBITDA margin	23.2%	23.6%	(0.4)	pts
Adjusted Net Income	$10.7	$9.8	$0.9		8.7%
Net earnings (loss) per share, basic and diluted	$(0.01)	$(0.45)	$0.44		97.0%
Adjusted EPS, diluted	$0.33	$0.36	$(0.03)		(9.4)%
Dividend paid per share outstanding at end of period	$—	$0.054	$(0.054)

	As reported for the nine months ended September 30,
	2026	2025	$ Change		% Change
Revenue	$157.5	$136.7	$20.8		15.2%
Net income (loss)	$(15.0)	$(23.8)	$8.8		37.0%
Net income (loss) margin	(9.5%)	(17.4%)	7.9	pts
Adjusted EBITDA	$36.2	$33.0	$3.3		9.9%
Adjusted EBITDA margin	23.0%	24.1%	(1.1)	pts
Adjusted Net Income	$28.6	$25.3	$3.2		12.8%
Net earnings (loss) per share, basic and diluted	$(0.68)	$(1.51)	$0.83		55.2%
Adjusted EPS, diluted	$0.92	$0.97	$(0.04)		(4.5)%
Dividend paid per share outstanding at end of period	$0.232	$0.283	$(0.051)
Net cash provided by (used in) operating activities	$(16.5)	$10.0	$(26.5)		(264.3)%
Adjusted Free Cash Flow	$14.6	$21.1	$(6.5)		(30.9)%
Cash and cash equivalents at end of period	$18.4	$11.1	$7.3
Total debt, net	$(39.8)	$(49.7)	$9.9
Net Debt at end of period	$(21.4)	$(38.5)	$17.1
Reconciliation of net income (loss) and net income (loss) margin to Adjusted EBITDA and Adjusted EBITDA margin

	Three months ended September 30,					Nine months ended September 30,
	2026	2025	$ Change		% Change	2026	2025	$ Change		% Change
Net income (loss)	$0.2	$(7.4)	$7.7		103.2%	$(15.0)	$(23.8)	$8.8		37.0%
Net income (loss) margin	0.4%	(15.3)%	15.7	pts		(9.5)%	(17.4)%	7.9	pts
Adjustments:
Interest income	0.0	0.0	0.0		52.1%	(0.3)	(0.1)	(0.2)		(215.2)%
Interest expense	0.7	1.0	(0.3)		(28.9)%	2.2	2.5	(0.3)		(10.3)%
Income tax expense (benefit)	0.5	0.6	(0.1)		(19.5)%	3.6	4.7	(1.1)		(23.8)%
Other expense	(0.0)	—	(0.0)		—	(0.0)	0.0	(0.0)		(3,228.4)%
Depreciation and amortization	1.9	1.7	0.2		14.2%	5.2	4.7	0.4		9.3%
EBITDA	3.3	(4.2)	7.5		178.3%	(4.3)	(12.0)	7.7		64.0%
Long-term incentive program charges	2.8	2.0	0.8		39.9%	4.8	4.6	0.2		3.6%
Share-based accounting charge	7.2	7.4	(0.2)		(2.1)%	21.9	22.2	(0.3)		(1.6)%
Post-combination compensation charge	6.7	4.0	2.7		69.0%	13.7	12.7	1.0		7.8%
Change in fair value of contingent consideration	1.7	2.3	(0.6)		(27.3)%	8.8	4.9	3.9		78.8%
Gain on bargain purchase, net of deferred taxes	(9.8)	—	(9.8)		—	(10.7)	—	(10.7)		—
Adjusted EBITDA incl. M&A expenses	$11.9	$11.4	$0.5		4.2%	$34.2	$32.5	$1.7		5.2%
M&A Expenses	0.9	0.1	0.8		611.6%	2.0	0.4	1.6		387.0%
Adjusted EBITDA	12.8	11.5	1.3		11.1%	36.2	33.0	3.3		9.9%
Adjusted EBITDA Margin	23.2%	23.6%	(0.4)	pts		23.0%	24.1%	(1.1)	pts

Financial Results
Third Quarter Financial Results
•In the three months ended September 30, 2026, revenue increased by 13.2% to $55.2 million, with organic growth contributing 5.1%, and the balance driven by the acquisitions of The Advocacy Partners (“TAP”) (completed August 1, 2026), Tancredi Intelligent Communication Ltd ("Tancredi") (completed July 1, 2026), Westminster Policy Partners Limited (“WPI”) (completed April 1, 2026), and Pine Cove Strategies, LLC ("Pine Cove") (completed August 1, 2025).
•GAAP net loss decreased from $7.4 million in the three months ended September 30, 2025 to GAAP net income of $0.2 million in the three months ended September 30, 2026. The loss in 2025 and low net income in 2026 is primarily attributable to the $7.2 million in share-based accounting charge stemming from the 2021 London IPO as well as to the treatment of acquisitions in our accounts, resulting in the change in fair value of contingent consideration and post-combination compensation charges.
•The reduction in net loss of $7.7 million during the three months ended September 30, 2026 is attributable to a $9.8 million bargain purchase gain recognized with the acquisition of TAP, representing the excess of the fair value of identifiable net assets acquired over the aggregate amount transferred, see Note 11. Acquisitions for more detail. This gain was partially offset by an increase of $2.7 million in post-combination compensation charges compared to the three months ended September 30, 2025, primarily due to the acquisitions of Pine Cove, WPI, Tancredi, and TAP.
•In the three months ended September 30, 2026, Adjusted EBITDA was $12.8 million, up 11.1% or $1.3 million, as compared to the three months ended September 30, 2025, realized at a 23.2% margin. This increase in Adjusted EBITDA was primarily attributable to the strong growth in the Government Relations Consulting segment, with Segment Adjusted Pre-Bonus EBITDA growing by 33.5% or $3.9 million. The growth in the Government Relations Consulting segment was partially offset by non-allocated corporate costs, which increased $1.8 million, from $3.0 million to $4.8 million, as a result of building out a robust central platform for supporting our clients, the incremental U.S. public company costs stemming from the 2026 U.S. IPO, and the growth in the number of our member companies. In addition, non-allocated bonus expense increased $0.3 million to $4.6 million as a result of improved underlying performance.
•In the three months ended September 30, 2026, Adjusted Net Income was $10.7 million, up 8.7% or $0.9 million, as compared to the three months ended September 30, 2025. Adjusted Net Income was primarily impacted by the same factors as Adjusted EBITDA discussed above in the amount of $1.3 million and a decrease in net finance costs of $0.3 million. These were partially offset by a $0.8 million increase in mergers and acquisitions expenses as two acquisitions were completed in the quarter.
•Fully diluted weighted average legally outstanding shares increased 20.0% from 26.9 million shares to 32.3 million shares, reflecting the higher share count following January 2026 U.S. IPO
•Adjusted EPS fully diluted of $0.33 compared to $0.36 in the three months ended September 30, 2025, reflecting the higher average share balance following the January 2026 U.S. IPO.
Nine months ended September 30, 2026 Financial Results
•In the nine months ended September 30, 2026, revenue increased by 15.2% to $157.5 million, with organic growth contributing 4.7%, and the balance driven by the acquisitions of TAP (completed August 1, 2026), Tancredi (completed July 1, 2026), WPI (completed April 1, 2026), TrailRunner International, LLC (“TrailRunner”) (completed April 1, 2025), and Pine Cove Strategies, LLC (“Pine Cove”) (completed August 1, 2025).
•GAAP net losses decreased from $23.8 million in the nine months ended September 30, 2025 to $15.0 million in the nine months ended September 30, 2026. The loss is primarily attributable to the $21.9 million in share-based accounting charge stemming from the 2021 London IPO as well as to the treatment of acquisitions in our accounts, resulting in the change in fair value of contingent consideration and post-combination compensation charges.

•The $8.8 million reduction in net loss in the nine months ended September 30, 2026 was primarily attributable to the Company recognizing a $10.7 million bargain purchase gain in connection with the acquisitions in the nine months ended September 30, 2026, compared to no such gain recognized in the nine months ended September 30, 2025. Additionally, there were favorable decreases in income tax expense of $1.1 million, resulting from a one‑time tax benefit that gave rise to the recognition of a deferred tax asset, and in net finance costs of $0.4 million. These favorable changes were partially offset by an increase of $3.9 million in the change in fair value of contingent consideration, the result of a non-cash remeasurement of the acquisition-related earn-out liabilities that were revised based on updated performance forecasts and valuation assumptions that occurred in the three months ended Dec 30, 2025.
•Adjusted EBITDA was $36.2 million, up 9.9% or $3.3 million, as compared to the nine months ended September 30, 2025, at a 23.0% margin. The growth in Adjusted EBITDA was driven by improved underlying performance resulting in Segment Adjusted Pre-Bonus EBITDA increasing $8.5 million to $62.2 million. This was partially offset by unallocated corporate costs increasing by $3.9 million to $13.4 million as the Company continues incurring incremental U.S. public company costs stemming from the 2026 U.S. IPO. In addition, non-allocated bonus increased $1.3 million to $12.5 million as a result of the improved underlying performance.
•Adjusted Net Income was $28.6 million, up 12.8% or $3.2 million as compared to the nine months ended September 30, 2025. Adjusted Net Income was primarily impacted by the same factors as Adjusted EBITDA discussed above in the amount of $3.3 million as well as decreases in tax expense of $1.1 million and $0.4 million in net finance cost. These items were partially offset by an increase of $1.6 million in mergers and acquisitions expense during the period.
•Fully diluted weighted average legally outstanding shares increased 18.1% from 26.2 million shares to 30.9 million shares, reflecting the higher share count following January 2026 U.S. IPO
•Adjusted EPS, fully diluted of $0.92 compared to $0.97 in nine months ended September 30, 2025, reflecting the higher average share balance following the January 2026 U.S. IPO.
•The Group recorded Adjusted Free Cash Flow of $14.6 million for the nine months ended September 30, 2026 as compared to $21.1 million in the nine months ended September 30, 2025. The decrease of $6.5 million in Adjusted Free Cash Flow is attributable to the Company's use of cash for working capital. In the nine months ended September 30, 2026, contract and unbilled receivables increased by $11.6 million in conjunction with accounts payable and accrued expenses decreasing by $2.9 million, totaling a $14.5 million change; while in the nine months ended September 30, 2025, it was less pronounced at $8.0 million ($8.3 million increase in contract and unbilled receivables and $0.3 million increase in accounts payable and accrued expenses). The result was an increased use of cash for working capital of $6.5 million in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.

EPS and Adjusted EPS, fully diluted for the three and nine months ended September 30, 2026 and 2025, were as follows:

	Three months ended September 30,
	2026			2025
	GAAP	Adjustments(1)	Non-GAAP	GAAP	Adjustments(1)	Non-GAAP
Net income (loss) and Adjusted Net Income	$0.2	$10.4	$10.7	$(7.4)	$17.2	$9.8
Adjustments to Net Income
Amortization of intangible assets		1.9			1.6
Share-based accounting charge		7.2			7.4
Post-combination compensation charge		6.7			4.0
Change in fair value of contingent consideration		1.7			2.3
Long-term incentive program expense		2.8			2.0
Gain on bargain purchase price		(9.8)			—
Other income, net		(0.0)			—
		$10.4			$17.2
Weighted average number of shares outstanding
-Common Shares	25,457,276			17,403,040
-Legally outstanding shares			30,325,516			24,999,267
-Fully Diluted			32,260,649			26,886,339
Earnings per share (EPS, $), based on
-Common Shares	$(0.01)			$(0.45)
-Legally outstanding shares			$0.35			$0.39
-Fully Diluted			$0.33			$0.36

	Nine months ended September 30,
	2026			2025
	GAAP	Adjustments(1)	Non-GAAP	GAAP	Adjustments	Non-GAAP
Net loss and Adjusted Net Income	$(15.0)	$43.6	$28.6	$(23.8)	$49.1	$25.3
Adjustments to Net Income
Amortization of intangible assets		5.0			4.6
Share-based accounting charge		21.9			22.2
Post-combination compensation charge		13.7			12.7
Change in fair value of contingent consideration		8.8			4.9
Long-term incentive program expense		4.8			4.6
Gain on bargain purchase price		(10.7)			—
Other income, net		(0.0)			0.0
		$43.6			$49.1
Weighted average number of shares outstanding
-Common Shares	24,577,763			17,165,104
-Legally outstanding shares			29,133,154			24,525,595
-Fully Diluted			30,941,548			26,191,804
Earnings per share (EPS, $), based on
-Common Shares	$(0.68)			$(1.51)
-Legally outstanding shares			$0.98			$1.03
-Fully Diluted			$0.92			$0.97
(1)Table may not sum due to immaterial rounding differences
Consolidated Results of Operations

The table below presents the detailed components of our consolidated income statement:

Income Statements	Three months ended September 30,
	2026	2025	% Variance	$ Variance
Revenue	$55.2	$48.8	13.2%	$6.4
Operating expenses:
Staff cost - direct	26.9	24.3	10.8%	2.6
Share-based accounting charge - direct	6.5	6.7	(2.2)%	(0.1)
Long term incentive program charges - direct	1.7	1.6	4.3%	0.1
Post-combination compensation - direct	6.7	4.0	69.0%	2.7
Bonus - direct	5.3	5.4	(3.2)%	(0.2)
Salaries and other personnel costs	47.0	41.9	12.2%	5.1
Amortization expense – technology	0.1	0.1	(0.0)%	(0.0)
Office costs	2.1	1.8	18.3%	0.3
Office and other direct costs	2.2	1.9	17.0%	0.3
Cost of services	49.3	43.9	12.4%	5.4
Staff cost - indirect	2.3	1.7	41.3%	0.7
Share-based accounting charge - indirect	0.7	0.7	(1.1)%	(0.0)
Long term incentive program charges - indirect	1.1	0.3	214.6%	0.7
Non-staff costs	6.4	5.3	21.2%	1.1
Bonus - indirect	(0.7)	(1.1)	40.5%	0.5
Salaries, general and administrative	9.9	6.9	43.2%	3.0
Mergers and acquisitions expense	0.9	0.1	611.6%	0.8
Amortization	1.7	1.5	15.8%	0.2
Depreciation	0.1	0.1	5.3%	0.0
Depreciation and amortization expense	1.8	1.6	15.5%	0.2
Change in fair value of contingent consideration	1.7	2.3	(27.3)%	(0.6)
Total operating expenses	63.5	54.7	16.1%	8.8
Loss from operations	(8.3)	(5.9)	(40.6)%	(2.4)
Gain on bargain purchase	9.8	—	—	9.8
Other income (expense), net	(0.1)	(0.0)	(1,460.8)%	(0.1)
Interest income	0.0	0.0	(52.1)%	(0.0)
Interest expense	(0.7)	(1.0)	28.9%	0.3
Net income (loss) before income taxes	0.7	(6.9)	110.2%	7.6
Income tax expense (benefit)	0.5	0.6	(19.5)%	(0.1)
Net income (loss)	$0.2	$(7.4)	103.2%	$7.7

Income Statements	Nine months ended September 30,
	2026	2025	% Variance	$ Variance
Revenue	$157.5	$136.7	15.2%	$20.8
Operating expenses:
Staff cost - direct	77.9	67.9	14.7%	10.0
Share-based accounting charge - direct	19.7	20.0	(1.6)%	(0.3)
Long term incentive program charges - direct	2.7	3.8	(28.5)%	(1.1)
Post-combination compensation - direct	13.7	12.7	7.8%	1.0
Bonus - direct	11.0	10.1	8.6%	0.9
Salaries and other personnel costs	125.0	114.6	9.1%	10.4
Amortization expense – technology	0.4	0.4	(0.0)%	(0.0)
Office costs	5.6	4.8	16.9%	0.8
Office and other direct costs	6.0	5.2	15.5%	0.8
Cost of services	131.0	119.8	9.4%	11.2
Staff cost - indirect	6.3	5.7	9.2%	0.5
Share-based accounting charge - indirect	2.2	2.2	(0.9)%	(0.0)
Long term incentive program charges - indirect	2.1	0.8	159.0%	1.3
Non-staff costs	19.2	14.1	36.0%	5.1
Bonus - indirect	1.5	1.0	44.1%	0.5
Salaries, general and administrative	31.2	23.9	30.6%	7.3
Mergers and acquisitions expense	2.0	0.4	387.0%	1.6
Amortization	4.6	4.2	10.4%	0.4
Depreciation	0.2	0.1	5.3%	0.0
Depreciation and amortization expense	4.8	4.3	10.3%	0.4
Change in fair value of contingent consideration	8.8	4.9	78.8%	3.9
Total operating expenses	177.8	153.4	15.9%	24.5
Loss from operations	(20.4)	(16.7)	(22.0)%	(3.7)
Gain on bargain purchase	10.7	—	—	10.7
Other income (expense), net	0.2	(0.0)	696.5%	0.2
Interest income	0.3	0.1	215.2%	0.2
Interest expense	(2.2)	(2.5)	10.3%	0.3
Net income (loss) before income taxes	(11.4)	(19.1)	40.2%	7.7
Income tax expense (benefit)	3.6	4.7	(23.8)%	(1.1)
Net income (loss)	$(15.0)	$(23.8)	37.0%	$8.8
Revenue
Refer to Note 2 - Revenue in this Form 10-Q for our revenue recognition policy.
The components of fluctuations in revenue by reportable segment for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three months ended September 30,
	2026			2025
	Revenue from acquisitions	Organic revenue	Total revenue	Total revenue	Organic Revenue Growth(1)	Total Growth
Government Relations Consulting	$2.4	$29.5	$31.9	$27.5	7.5%	16.1%
Corporate Communications & Public Affairs Consulting	1.6	17.9	19.5	18.0	(0.8)%	8.1%
Compliance and Insights Services	—	3.8	3.8	3.3	16.3%	16.3%
Total	$4.0	$51.3	$55.2	$48.8	5.1%	13.2%

	Nine months ended September 30,
	2026			2025
	Revenue from acquisitions	Organic revenue	Total revenue	Total revenue	Organic Revenue Growth(1)	Total Growth
Government Relations Consulting	$4.3	$86.4	$90.6	$80.9	6.7%	12.0%
Corporate Communications & Public Affairs Consulting	10.2	45.8	55.9	46.2	(0.9)%	21.1%
Compliance and Insights Services	—	10.9	10.9	9.6	14.0%	14.0%
Total	$14.4	$143.1	$157.5	$136.7	4.7%	15.2%
(1) Refer to the Non-GAAP Financial Measures section below for the Company’s definition of Organic Revenue Growth.
Our total revenue increased 13.2%, to $55.2 million for the three months ended September 30, 2026 compared to $48.8 million for the three months ended September 30, 2025, including Organic Revenue Growth of 5.1%.
Our total revenue increased 15.2%, to $157.5 million for the nine months ended September 30, 2026 compared to $136.7 million for the nine months ended September 30, 2025, including Organic Revenue Growth of 4.7%.
This performance was supported by increased client demand, particularly within our Compliance and Insights Services segment and Government Relations Consulting segment as well as sustained demand for Corporate Communications & Public Affairs Consulting. These increases demonstrate the stability of the Company’s core business operations, the dedication of our management teams across our member companies, and the critical importance of our work to our clients, with the balance of growth driven by the successful integration of our acquisitions of TrailRunner (completed April 1, 2025) and Pine Cove (completed August 1, 2025), and the ongoing integration of WPI (Completed April 1, 2026), Tancredi (Completed July 1, 2026), and TAP (completed August 1, 2026).
Organic growth of 4.7% for the nine months ended September 30, 2026 was primarily attributable to the strong organic growth in Compliance and Insights Services at 14.0%, as a result of high renewal rates, price increases, and new client wins, in combination with strong organic growth in our Government Relations segment at 6.7%, while offset by negative organic growth of 0.9% in our Corporate Communications & Public Affairs Consulting segment.
During the three months ended September 30, 2026, 57.8% of the Group’s revenues stemmed from Government Relations as compared to 56.3% in the same period in 2025, 35.3% came from Corporate Communications & Public Affairs as compared to 36.9% in the same period in 2025, and 6.9% from Compliance and Insights Services as compared to 6.7% in the same period in 2025.
During the nine months ended September 30, 2026, 57.5% of the Company’s revenues were attributable to our Government Relations segment as compared to 59.2% during the nine months ended September 30, 2025. That decrease was primarily a result of the TrailRunner acquisition which also led to an increase in our Corporate Communications & Public Affairs segment, which increased to 35.5% during the nine months ended September 30, 2026 compared to 33.8% in the prior year; 6.9% of our total revenues were from our Compliance and Insights Services segment, a slight decrease as compared to the previous year's 7.0%.
Our Government Relations Consulting segment’s revenue increased by 16.1%, to $31.9 million for the three months ended September 30, 2026, compared to $27.5 million as reported for the three months ended September 30, 2025. This increase reflects Organic Revenue Growth of 7.5% in tandem with the acquisitions of Pine Cove, WPI, and TAP.
Our Government Relations Consulting segment’s revenue increased by 12.0%, to $90.6 million for the nine months ended September 30, 2026, compared to $80.9 million as reported for the nine months ended September 30, 2025. This increase reflects Organic Revenue Growth of 6.7% in tandem with the acquisitions of Pine Cove, WPI, and TAP.
Our Corporate Communications & Public Affairs Consulting segment’s revenue increased by 8.1% to $19.5 million for the three months ended September 30, 2026, with negative organic growth of 0.8%, being offset by the impact of the acquisitions of WPI and Tancredi. This segment is impacted by the bi-annual pre-election slowdown which reduces project volumes in this segment. The segment margin of 25.5% reflects that lower project volume.
Our Corporate Communications & Public Affairs Consulting segment’s revenue increased by 21.1% to $55.9 million for the nine months ended September 30, 2026, compared to $46.2 million for the nine months ended September 30, 2025 with negative organic growth of 0.9%, being offset by the impact of the acquisitions of TrailRunner, WPI, and Tancredi.

Our Compliance and Insights Services segment’s revenue grew by 16.3% and 14.0% to $3.8 million and $10.9 million for the three and nine months ended September 30, 2026, compared to $3.3 million and $9.6 million for the three and nine months ended September 30, 2025, respectively. This growth was entirely organic, driven by increasing demand for specialized services, including compliance, grant writing, and research-driven policy insights, and characterized by high renewal rates, favorable pricing and new client wins, all together reflective of a unique and high value-added offering.
The Group's revenue realized outside of the U.S. was $5.1 million and $11.8 million, or 9.2% and 7.5%, for the three and nine months ended September 30, 2026, respectively, as compared to $2.4 million and $6.3 million, or 5.0% and 4.6%, for the three and nine months ended September 30, 2025, respectively, being a result of our growing international presence resulting from our Pagefield, WPI, TrailRunner, and Tancredi acquisitions.
Cost of Services
The table below presents the components of cost of services:

	Three months ended September 30,				Nine months ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Salaries and other personnel costs
Staff cost - direct	$26.9	$24.3	$2.6	10.8%	$77.9	$67.9	$10.0	14.7%
Share-based accounting charge - direct	6.5	6.7	(0.1)	(2.2)%	19.7	20.0	(0.3)	(1.6)%
Long term incentive program charges - direct	1.7	1.6	0.1	4.3%	2.7	3.8	(1.1)	(28.5)%
Post-combination compensation - direct	6.7	4.0	2.7	69.0%	13.7	12.7	1.0	7.8%
Bonus - direct	5.3	5.4	(0.2)	(3.2)%	11.0	10.1	0.9	8.6%
Total salaries and other personnel costs	47.0	41.9	5.1	12.2%	125.0	114.6	10.4	9.1%
Office and other direct costs
Amortization developed software	0.1	0.1	(0.0)	(0.0)%	0.4	0.4	(0.0)	(0.0)%
Office costs	2.1	1.8	0.3	18.3%	5.6	4.8	0.8	16.9%
Total office and other direct costs	2.2	1.9	0.3	17.0%	6.0	5.2	0.8	15.5%
Cost of services	$49.3	$43.9	$5.4	12.4%	$131.0	$119.8	$11.2	9.4%
Salaries and other personnel costs represent our largest component of cost of services. Its principal components include employee salaries and benefits, share-based accounting charges, long term incentive program charges, post-combination compensation expense, and employee bonuses from operations that deliver services to our clients.
For the three months ended September 30, 2026, salaries and other personnel costs increased by 12.2% or $5.1 million to approximately $47.0 million. The increase was driven by an increase in post-combination compensation - direct of $2.7 million and staff costs - direct of $2.6 million. Of the increase of $2.6 million in staff costs - direct, $1.1 million resulted from the acquisitions of Tancredi (completed July 1, 2026) and TAP (completed August 1, 2026), with the remainder being driven by our organic increase in headcount. The increase of $2.7 million in post-combination compensation - direct was primarily due to the acquisitions of Pine Cove (completed August 1, 2025), WPI (completed April 1, 2026), Tancredi, and TAP at $1.8 million.
For the nine months ended September 30, 2026, salaries and other personnel costs increased by 9.1% to $125.0 million compared to $114.6 million for the nine months ended September 30, 2025. The overall increase of $10.4 million was driven by staff costs increasing in the amount of $10.0 million, of which $7.5 million was due to the acquisitions of TrailRunner (completed April 1, 2025), Pine Cove, WPI, Tancredi, and TAP with the remainder being driven by our organic increase in headcount.
Office and other direct costs also represent a component of cost of services. Its principal component includes operating lease expenses for office space leased by the Company’s members and holding companies. Office and other direct costs increased by 17.0% and 15.5% in the three and nine months ended September 30, 2026, respectively, to $2.2 million and $6.0 million, respectively, compared to $1.9 million and $5.2 million for the three and nine months ended September 30, 2025, respectively. This increase was primarily resulted from the additional office spaces associated with the acquisitions completed in 2026 and 2025.
Salaries, general and administrative expenses
The table below presents the components of general and administrative expenses:

	Three months ended September 30,				Nine months ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Non-staff costs	$6.4	$5.3	$1.1	21.2%	$19.2	$14.1	$5.1	36.0%
Staff cost - indirect	2.3	1.7	0.7	41.3%	6.3	5.7	0.5	9.2%
Share-based accounting charge - indirect	0.7	0.7	(0.0)	(1.1)%	2.2	2.2	(0.0)	(0.9)%
Long term incentive program charges - indirect	1.1	0.3	0.7	214.6%	2.1	0.8	1.3	159.0%
Bonus - indirect	(0.7)	(1.1)	0.5	40.5%	1.5	1.0	0.5	44.1%
Salaries, general and administrative	$9.9	$6.9	$3.0	43.2%	$31.2	$23.9	$7.3	30.6%
Salaries, general and administrative expenses comprise general and administrative expenses, employee salaries, share-based accounting charges, long term incentive program charges, post-combination compensation expense, U.S. and UK public company and related costs, advisory costs, benefits and bonuses of employees employed in our corporate function.
Salaries, general and administrative expenses increased 43.2% in the three months ended September 30, 2026, to $9.9 million, compared to $6.9 million for the three months ended September 30, 2025. The increase of $3.0 million is primarily attributable to an increase of $1.5 million in audit, indirect staffing, insurance, consulting, and legal fees incurred primarily in relation to additional work performed in support of the Company's public listing activities. Additionally, the non-cash charges associated with the Company's long-term incentive program increased by $0.7 million, driven by the issuances in 2026. Finally, software licensing and IT consulting expense increased $0.4 million to expand the Company's technology footprint for supporting business growth and acquired entities.
Salaries, general and administrative expenses increased 30.6% in the nine months ended September 30, 2026, to $31.2 million, compared to $23.9 million for the nine months ended September 30, 2025. Of the $7.3 million increase, $3.4 million relates to the additional work performed in support of the Company's public listing activities as discussed above and $1.1 million relates to the acquisitions completed in 2026 and 2025. Non-cash long term incentive program charges increased by $1.3 million, due to new issuances in 2026; software licensing & IT consulting expense increased by $0.7 million, while bonus expense increased by $0.5 million due to improved company performance and increased headcount.
Mergers and acquisitions expense
The principal components of mergers and acquisitions expense include legal, audit and other advisory expenses, transaction taxes, and debt origination costs. Mergers and acquisitions expense increased by 611.6% in the three months ended September 30, 2026, to $0.9 million, compared to $0.1 million in the three months ended September 30, 2025. In the nine months ended September 30, 2026, Mergers and acquisitions expense increased by 387.0% to $2.0 million, compared to $0.4 million in the nine months ended September 30, 2025. The increases in Mergers and acquisitions expense are a direct result of the increase in acquisition volume in 2026, as well as the non-US nature of some of these acquisitions.
Depreciation and amortization expense
The table below presents the components of depreciation and amortization expense:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Cost of services
Amortization – technology	$0.1	$0.1	$0.4	$0.4
Charged to cost of services	0.1	0.1	0.4	0.4
Depreciation and amortization expense
Amortization – customer relations companies acquired	1.5	1.3	4.0	3.7
Amortization – non-compete companies acquired	0.3	0.2	0.6	0.5
Depreciation	0.1	0.1	0.2	0.1
Charged to depreciation and amortization expense	1.8	1.6	4.8	4.3
Total depreciation and amortization expense	$1.9	$1.7	$5.2	$4.7
The principal components of depreciation and amortization expense include the amortization of intangible assets related to customer relationships, developed technology, and non-compete contracts.
Depreciation and amortization expense increased by 14.2% in the three months ended September 30, 2026, to $1.9 million, compared to $1.7 million in the three months ended September 30, 2025. In the nine months ended September 30,

2026, depreciation and amortization expense increased by 9.3% to $5.2 million, compared to $4.7 million in the nine months ended September 30, 2025 reflecting additional costs associated with the acquisitions of completed in 2026 and 2025.
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
Change in fair value of contingent consideration decreased by 27.3% in the three months ended September 30, 2026, to $1.7 million, compared to $2.3 million in the three months ended September 30, 2025. The decrease of $0.6 million is the result of a non-cash remeasurement of the acquisition-related earn-out liabilities that were revised based on updated performance forecasts and valuation assumptions that occurred in the three months September 30, 2025.
Change in fair value of contingent consideration increased by $3.9 million or 78.8% in the nine months ended September 30, 2026, to $8.8 million, compared to $4.9 million in the nine months ended September 30, 2025. The increase of $3.9 million is primarily the result of a non-cash remeasurement of the acquisition-related earn-out liabilities that were revised based on updated performance forecasts and valuation assumptions that occurred in the thee months ended December 31, 2025.
Gain on bargain purchase
Gain on bargain purchase comprises the difference between the fair value of the net identifiable assets acquired and the purchase price paid, where the purchase price is lower than the fair value of the acquired assets. A significant part of the purchase price of our acquisitions is tied to continued employment; this part has been accounted for as post-combination compensation in the Company's Consolidated Statements of Operations. As a consequence, for certain acquisitions, the remaining book purchase price is lower than the tax purchase price. The reason for the bargain purchase gain is tied directly to the tax purchase price significantly exceeding the book purchase price and is not a reflection of a true bargain purchase of the actual intangible and tangible assets of these acquisitions.
There was a $9.8 million and $10.7 million gain on bargain purchase for the three and nine months ended September 30, 2026, respectively, resulting primarily from the Company's acquisition of TAP, compared to none recognized in the three and nine months ended September 30, 2025.
Interest income
Interest income represents the interest income accrued on interest bearing accounts and financial instruments.
Interest income was less than $0.1 million and $0.3 million in the three and nine months ended September 30, 2026 as compared to less than $0.1 million and $0.1 million three and nine months ended September 30, 2025, respectively. The increase in interest income is driven by the Company's increased cash balance in interest bearing accounts as a result of the Company's 2026 U.S. IPO.
Interest expense
Interest expense represents the interest expense incurred under our Bank Credit Facilities as defined in Note 6. Notes Payable. Interest expense includes cash interest and debt discount amortization amounts.
Interest expense decreased by 28.9% and 10.3% in the three and nine months ended September 30, 2026, to $0.7 million and $2.2 million, respectively, compared to $1.0 million and $2.5 million in the three and nine months ended September 30, 2025, respectively, reflecting interest on decreased debt balances in 2026.
Segment Results of Operations
As discussed in Note 7. Segment Reporting, we have three reportable segments as of September 30, 2026, Government Relations Consulting, Corporate Communications & Public Affairs Consulting and Compliance and Insights Services. The results of operations of our segments are as follows(1):

	Three months ended September 30,					Nine months ended September 30,
	2026	2025	$ Change		% Change	2026	2025	Change		% Change
Government Relations Consulting
Revenue	$31.9	$27.5	$4.4		16.1%	$90.6	$80.9	$9.7		12.0%
Staff costs	13.7	12.6	1.1		8.6%	39.7	37.5	2.2		6.0%
Non-staff costs	2.8	3.4	(0.5)		(15.7)%	8.1	7.7	0.4		5.4%
Segment Adjusted Pre-Bonus EBITDA	15.4	11.5	3.9		33.5%	42.8	35.8	7.0		19.6%
Segment Adjusted Pre-Bonus EBITDA Margin	48.3%	42.0%	6.3	pts		47.2%	44.2%	3.0	pts

Corporate Communications & Public Affairs Consulting
Revenue	19.5	18.0	1.5		8.1%	55.9	46.2	9.8		21.1%
Staff costs	11.5	10.4	1.1		10.7%	33.4	27.1	6.3		23.0%
Non-staff costs	3.0	2.1	0.9		40.6%	8.5	6.3	2.2		35.1%
Segment Adjusted Pre-Bonus EBITDA	5.0	5.5	(0.5)		(9.4)%	14.0	12.7	1.3		10.2%
Segment Adjusted Pre-Bonus EBITDA Margin	25.5%	30.4%	(4.9)	pts		25.1%	27.5%	(2.5)	pts

Compliance and Insights Services
Revenue	3.8	3.3	0.5		16.3%	10.9	9.6	1.3		14.0%
Staff costs	1.7	1.3	0.4		33.1%	4.7	3.8	0.8		21.7%
Non-staff costs	0.4	0.2	0.1		55.7%	0.9	0.5	0.4		69.5%
Segment Adjusted Pre-Bonus EBITDA	1.8	1.8	(0.0)		(0.8)%	5.3	5.2	0.1		2.7%
Segment Adjusted Pre-Bonus EBITDA Margin	46.3%	54.3%	(8.0)	pts		48.9%	54.3%	(5.4)	pts

Total
Revenue	55.2	48.8	6.4		13.2%	157.5	136.7	20.8		15.2%
Segment Adjusted Pre-Bonus EBITDA	22.1	18.8	3.3		17.7%	62.2	53.7	8.5		15.8%
Segment Adjusted Pre-Bonus EBITDA margin	40.1%	38.5%	1.6	pts		39.5%	39.3%	0.2	pts

Unallocated corporate costs	(4.8)	(3.0)	(1.8)		(59.3)%	(13.4)	(9.6)	(3.9)		(40.5)%
Unallocated corporate costs % of revenue	(8.6)%	(6.1)%	(2.5)	pts		(8.5)%	(7.0)%	(1.5)	pts
Unallocated bonus expense	(4.6)	(4.3)	(0.3)		(6.7)%	(12.5)	(11.2)	(1.3)		(11.9)%
Unallocated bonus expense % of revenue	(8.3)%	(8.8)%	0.5	pts		(7.9)%	(8.2)%	0.2	pts
Adjusted EBITDA	$12.8	$11.5	$1.3		11.1%	$36.2	$33.0	$3.3		9.9%
Adjusted EBITDA Margin	23.2%	23.6%	(0.4)	pts		23.0%	24.1%	(1.1)	pts
(1)Table may not sum due to immaterial rounding differences.
The staff costs for the three months ended September 30, 2026 for the Government Relations Consulting segment increased by $1.1 million, primarily a result of the acquisitions of TAP (completed August 1, 2026), WPI (completed April 1, 2026), and Pine Cove (completed August 1, 2025). Furthermore, for the three months ended September 30, 2026, the staff costs for the Corporate Communications & Public Affairs Consulting segment increased $1.1 million, primarily a result of the WPI and Tancredi (completed July 1, 2026) acquisitions.
The staff costs for the nine months ended September 30, 2026 for the Government Relations Consulting segment increased by $2.2 million, primarily a result of the acquisitions of Pine Cove, WPI and TAP. Furthermore, for the nine months ended September 30, 2026, the staff costs for the Corporate Communications & Public Affairs Consulting segment increased $6.3 million, which reflects the acquisitions of TrailRunner (completed April 1, 2025), WPI, and Tancredi.
Government Relations Consulting segment Adjusted Pre-Bonus EBITDA increased by $3.9 million, or 33.5% for the three months ended September 30, 2026, driven by $4.4 million higher revenue for the segment and $0.5 million reduction in non-staff costs, offset by increases of $1.1 million of staff costs as a result of increased business and the acquisitions of Pine Cove, WPI and TAP.
Government Relations Consulting segment Adjusted Pre-Bonus EBITDA increased by $7.0 million, or 19.6% for the nine months ended September 30, 2026, driven by $9.7 million higher revenue for the segment, offset by increases of $2.2 million of staff costs and $0.4 million of non-staff costs as a result of increased business and the acquisitions of Pine Cove, WPI, and TAP.
Corporate Communications & Public Affairs Consulting segment Adjusted Pre-Bonus EBITDA decreased by $0.5 million, or 9.4% for the three months ended September 30, 2026, as the acquisition of Tancredi partially offset the pre-election slowdown of project work. The segment margin of 25.5% reflects that lower project volume.
Corporate Communications & Public Affairs Consulting segment Adjusted Pre-Bonus EBITDA increased by $1.3 million, or 10.2% for the nine months ended September 30, 2026, reflecting the acquisitions of TrailRunner, WPI, and Tancredi offsetting the election-cycle induced slowdown in project volumes from elevated 2025 levels.
Compliance and Insights Services segment Adjusted Pre-Bonus EBITDA remained relatively flat with a decrease of 0.8% and an increase of 2.7% for the three and nine months ended September 30, 2026, respectively.
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
Our working capital cycle typically peaks during the first and second quarter of the year due to the timing of payments for incentive compensation, income taxes and contingent purchase price obligations. In addition, we have contractual obligations related to our long-term debt (principal and interest payments), recurring business operations, lease obligations, and acquisition-related obligations. Our principal discretionary cash spending includes dividend payments to common shareholders and strategic acquisitions. We have adjusted our dividend policy in January 2025, approximately halving the dividend paid per share, in order to preserve capital for future M&A opportunities. We anticipate continuing to avail ourselves of debt facilities, however management will continue to consider all available sources of capital.

Historical cash flows
The following table summarizes our cash flows, as reported in our accompanying consolidated financial statements:

	Nine months ended September 30,
	2026	2025	$ Change	% Change
Net cash provided by (used in) operating activities	$(16.5)	$10.0	$(26.5)	(264.3)%
Net cash used in investing activities	(9.5)	(21.7)	12.2	56.0%
Net cash provided by financing activities	24.1	8.1	16.0	196.7%
Effect of exchange rate changes on cash and cash equivalents	(0.1)	0.2	(0.2)	(134.3)%
Net increase (decrease) in cash and cash equivalents	(2.0)	(3.4)	1.4	41.1%
Cash and cash equivalents as of beginning of year	20.4	14.5	5.9	40.6%
Cash and cash equivalents as of end of year	$18.4	$11.1	$7.3	65.5%

Cash flows used in operating activities
Net cash used in operating activities was $16.5 million for the nine months ended September 30, 2026, compared to net cash provided by operating activities of $10.0 million for the nine months ended September 30, 2025. This decrease of $26.5 million was attributable to the Company's acquisitions and increased use of cash for working capital. In 2026, cash used for prepaid post-combination expense balance was $27.5 million compared with $10.3 million in 2025, driven primarily by the significant portions of the acquisition payments of TAP and Tancredi being tied to future employment. Additionally, contract and unbilled receivables increased by $11.6 million in conjunction with accounts payable and accrued expenses decreasing by $2.9 million, totaling a $14.5 million increased use of cash for working capital; while in 2025, it was less pronounced at $8.0 million ($8.3 million increase in contract and unbilled receivables and $0.3 million increase in accounts payable and accrued expenses). The result was an increased use of cash for working capital of $6.5 million in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The remainder of the change is primarily driven by the change in the deferred income tax provision which was $5.8 million in 2026 compared with $1.6 million in 2025, and a decrease in contingent consideration of $1.4 million in 2026 versus a negligible change in the nine months ended September 30, 2025.
Cash flows used in investing activities
Cash flows used in investing activities were $9.5 million for the nine months ended September 30, 2026, compared to $21.7 million for the nine months ended September 30, 2025, representing a decrease of $12.2 million, or 56.0%. The cash invested in 2026 primarily related to the acquisition of WPI (completed April 1, 2026), Tancredi (completed July 1, 2026), and TAP (completed August 1, 2026), net of cash acquired, while the cash used in 2025 primarily related to the acquisition of TrailRunner (completed April 1, 2025) and Pine Cove (completed August 1, 2025).
Cash flows provided by financing activities
Cash flows provided by financing activities were $24.1 million for the nine months ended September 30, 2026, compared to $8.1 million for the nine months ended September 30, 2025. In 2026, the cash flows provided by financing activities was primarily a result of the 2026 U.S. IPO in January 2026, while in 2025 financing cash flow resulted from the new Bank Credit Facilities (as defined above) for the TrailRunner acquisition, in both years partially offset by repayment on bank facilities and dividend payments.
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
The following table reconciles net cash used in operating activities, as reported under GAAP, to Adjusted Free Cash Flow and other components of changes in cash and cash equivalents:

	Nine months ended September 30,
	2026	2025	$ Change	% Change
Net cash used in Operating Activities - as reported	$(16.5)	$10.0	$(26.5)	(264.3)%
Prepaid post-combination expense	27.5	$10.3	$17.2	167.1%
Change in other liability	2.8	$1.0	$1.8	181.6%
Change in contingent consideration	1.4	$0.0	$1.4	51,139.4%
Capex	(0.7)	$(0.2)	$(0.5)	(224.8)%
Adjusted Free Cash Flow (Non-GAAP)	14.6	$21.1	$(6.5)	(30.9)%

Cash paid for acquisitions, net of cash acquired	(9.2)	(21.0)	11.8	56.0%
Acquisition Payments included in Cash flow from Operations	(31.8)	(11.3)	(20.5)	(181.1)%
Acquisition Payments included in Cash flow from Financing	(0.3)	(0.7)	0.4	57.9%
Cash Flow related to acquisitions	(41.3)	(33.0)	(8.3)	(25.1)%

Proceeds from notes payable	—	24.0	(24.0)	(100.0)%
Payment of debt issuance costs	—	(0.1)	0.1	100.0%
Loan issued to related parties	—	(0.5)	0.5	100.0
Proceeds received for notes receivable - related parties	0.4	—	0.4	—
Principal payment of note payable	(7.3)	(6.5)	(0.8)	(12.8)%
Cash Flow related to debt financing	(6.9)	16.9	(23.8)	(140.6)%

Dividends paid	(7.0)	(7.1)	0.1	1.0%
Payment of deferred equity offering costs	(4.2)	(1.5)	(2.7)	(182.0)%
Proceeds from U.S. initial public offering, net of underwriting fees of $3.0 million	42.9	—	42.9	—
Cash Flow related to equity financing	31.7	(8.6)	40.3	469.0%

Effect of foreign exchange rate changes on cash and cash equivalents	(0.1)	0.2	(0.2)	(134.3)%

Net Cash Movement	$(2.0)	$(3.4)	$1.4	41.1%
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

	Payments due by
Contractual obligations	Remainder of 2026	2027	2028	2029	Thereafter	Total
Debt obligations (excluding interest)	$2.4	$8.9	$16.7	$11.9	$-	$39.9
Operating lease obligations	1.8	7.0	7.5	5.9	16.6	38.7
Total	$4.2	$15.9	$24.2	$17.8	$16.6	$78.6
Financial Obligations
Bank Credit Facilities
As of September 30, 2026, there was no balance outstanding under the 2023 Facility 1; $2.0 million outstanding under the 2023 Facility 2; $4.3 million outstanding under the 2024 Term Loan A; $13.5 million under the 2024 Term Loan B; and $20.0 million outstanding under the 2025 Term Loan C.
As of September 30, 2026, under the 2023 Facility 1, we had capacity to re-borrow up to $3.0 million, less any outstanding letters of credit, or 80% of our eligible receivables, whichever is less.
As of September 30, 2026, the principal maturities under the Bank Credit Facilities were as follows:

	($ millions)
	Principal amount maturing under
	2023 Facility 2	2024 Term Loan A	2024 Term Loan B	2025 Term Loan C	Total
2026 (excluding the nine months ended September 30, 2026)	$0.5	$0.2	$0.7	$0.9	$2.4
2027	1.5	0.9	2.9	3.6	8.9
2028	—	3.2	10.0	3.6	16.7
2029	—	—	—	11.9	11.9
Total	$2.0	$4.3	$13.5	$20.0	$39.9
The table below sets forth a reconciliation of cash and cash equivalents at period-end to net debt at period-end.

	September 30, 2026	September 30, 2025	December 31, 2025
Cash and cash equivalents as of end of period	$18.4	$11.1	$20.4

Notes payable, long-term, net	(30.5)	(41.5)	(37.9)
Notes payable, current portion, net	(9.3)	(8.2)	(9.1)
Total debt, net	(39.8)	(49.7)	(47.0)

Net debt at period-end	$(21.4)	$(38.5)	$(26.6)
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
In relation to these earnout payments, as of September 30, 2026, we have recorded liabilities of $32.5 million on our balance sheet, spread across the line items Contingent Consideration and Other Liabilities. This number reflects both the estimated foreseen nominal payments, and also discount factors, probability of reaching goals, and fair value estimates. In nominal terms, over the period Q4 2026 to 2031, based on expected performance of each of the acquired companies, we anticipate having to make earnout payments of $80.2 million, of which $43.8 million would be payable in cash, and the remainder in shares. The maximum earnout liability over that same period, which would only be reached if each acquisition meets very aggressive profit growth targets, would be $194.5 million, of which $111.6 million would be payable in cash, and the remainder in shares. Generally, in order for an acquisition to reach maximum earnout payments, it would need to grow its profit by 25-30% annually during the earnout period. For more information, see Note 9. Fair Value Measurement.
Revisions to these expectations, relative to those reported in prior periods, are attributable to the execution of actual earnout payments as well as to modifications in the financial forecasts of the acquired companies.
The following tables summarizes nominal earnout expectations:

	($ in millions)
	Q4 2026	2027	2028	2029	2030	2031	Total
Expected earnout payments in Cash	$0.6	$5.0	$25.2	$3.5	$2.9	$6.7	$43.8
Expected earnout payments in PPHC stock	$—	$2.0	$24.5	$2.2	$2.9	$4.8	$36.4
Expected earnout payments - total	$0.6	$7.0	$49.7	$5.7	$5.7	$11.6	$80.2

Maximum earnout payments in Cash	$0.6	$15.7	$27.7	$19.3	$10.0	$38.4	$111.6
Maximum earnout payments in PPHC stock	$—	$7.2	$26.2	$11.8	$10.0	$27.7	$82.9
Maximum earnout payments - total	$0.6	$22.9	$53.9	$31.1	$20.0	$66.1	$194.5
We expect that our contingent obligations may evolve over time in response to current business and market conditions, with the result that future amounts due may differ considerably from the expected amounts payable set out in the table above.
Off-Balance Sheet Arrangements
As of September 30, 2026, we had no off-balance sheet arrangements.
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
Business Acquisitions and Valuation of Contingent Consideration and Post-Combination Liabilities
The Company accounts for business acquisitions using the acquisition method. Under ASC 805 - Business Combinations, a business combination occurs when an entity obtains control of a “business.” The Company determines whether or not the gross assets acquired meet the definition of a business. If they meet these criteria, the Company accounts for the transaction as a business acquisition. If they do not meet this criteria the transaction is accounted for as an asset acquisition. The consideration transferred in the acquisition is generally measured at fair value, as are the identifiable net assets acquired. Any goodwill that arises is tested annually for impairment. Any gain on a bargain purchase is recognized in profit or loss immediately. Transaction costs are expensed as incurred, except if related to the issuance of debt or equity securities.
Contingent consideration is measured at fair value at the date of acquisition and is based on expected cash flow of the acquisition target discounted over time using an observable market discount rate. The Company generally utilizes outside valuation experts to determine the amount of contingent consideration. We estimate and record the acquisition date fair value of contingent consideration as part of purchase price consideration for business acquisitions. Additionally, each reporting period, we estimate changes in the fair value of contingent consideration and recognize any change in fair value in our consolidated statements of operations and other comprehensive loss. The fair value of the contingent consideration is generally measured using Monte Carlo simulations to estimate the achievement and amount of certain future operating results. The Monte Carlo simulations utilize subjective assumptions and estimates including expected volatility of future operating results, discount rates applicable to future results, and expected growth rates. Future revisions to these assumptions could materially change the estimate of the fair value of contingent consideration and, therefore, materially affect our future financial results. The contingent consideration liability is to be settled through a combination of cash and shares of common stock based on each respective purchase agreement and the amount ultimately paid is dependent on the achievement of certain future operating results. During the three and nine months ended September 30, 2026 and 2025, the Company recorded a loss from the change of fair value of contingent consideration of $1.7 million, $8.8 million, $2.3 million, and $4.9 million, respectively, which are included in operating expenses on the accompanying consolidated statement of operations.
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
Interest Rate Risk
We are exposed to interest rate risk on borrowings under our Bank Credit Facilities. The interest rate under the 2023 Facilities is the Secured Overnight Financing Rate (“SOFR”) as administered by the Federal Reserve Bank of New York, plus 2.25% per annum. The interest rate under the 2024 Term Loans is SOFR plus 2.60% per annum, and the interest rate under the 2025 Term Loan C is SOFR plus 2.60% per annum. Interest is payable monthly. A 100 basis-point increase in Bank Credit Facilities debt balances outstanding as of September 30, 2026 would increase our annual interest expense by $0.4 million.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2026. This evaluation was carried out under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer.
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
Throughout the year ended December 31, 2025, management implemented remediation actions to address this material weakness, including expanding and improving review processes, improving access to technical accounting resources, and supplementing the team with additional personnel possessing relevant experience and training. Despite these remediation efforts during the year ended December 31, 2025, management identified additional control deficiencies related to the accounting for certain transactions that, while more routine in nature than those previously identified, still required an appropriate level of judgment, technical analysis and review through the current period covered by this Quarterly Report on Form 10-Q. These deficiencies indicate that the material weakness identified in the prior year had not been fully remediated as of December 31, 2025 and has not been fully remediated as of the end of September 30, 2026.
Management has implemented and continues to refine measures designed to remediate the control deficiencies contributing to the material weaknesses described above, including measures intended to strengthen internal controls. These remediation measures need to operate effectively for a sufficient period of time before the material weaknesses can be considered remediated.
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
Changes in Internal Control over Financial Reporting.
In response to the material weaknesses described above, management has implemented and continues to implement enhancements to the Company’s internal control over financial reporting, including measures designed to strengthen the authorization, independent verification and oversight of cash disbursements.
Other than these remediation activities, there were no changes to our internal controls over financial reporting during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES
On July 1, 2026, we issued 111,948 shares of common stock to a seller as initial consideration for the acquisition of all of the outstanding share capital of Tancredi Intelligent Communication Ltd, in reliance of the exemption provided in Rule 506(b) under the Securities Act.
On August 3, 2026, we issued 237,489 shares of common stock to a seller as initial consideration for the acquisition The Advocacy Group at Cardenas Partners, LLC, in reliance of the exemption provided in Rule 506(b) under the Securities Act.
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

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial information from PPHC, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Condensed Consolidated Statements of Shareholders' Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	Signature	Title	Date

	/s/ Roeland Smits	Chief Financial Officer	November 10, 2026
	Roeland Smits	(Principal Accounting Officer and Principal Financial Officer)